Form 10-Q
period 1994-03-31
WYLE LABORATORIES
filed 1994-05-16
CIK 108683

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to

       Commission file number 1-5374


                              WYLE LABORATORIES
            (Exact name of registrant as specified in its charter)


                California                     95-1779998
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)


          15370 Barranca Parkway
            Irvine, California                    92718
   (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (714) 753-9953

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes       X       No

At April 30, 1994 registrant had 12,251,166 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
- - ------------------------------
Item 1.  Financial Statements

                              WYLE LABORATORIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                 Three Months Ended
                                               ---------------------
                                               March 31,   April 30,
                                                 1994        1993
                                               ---------   ---------
Net sales                                      $ 197,195   $ 137,624
                                               ---------   ---------
Costs and expenses
  Cost of sales                                  164,363     109,158
  Selling & administrative expenses               28,280      21,438
  Interest expense, net                              142          52
  Miscellaneous, net                                (122)       (113)
                                               ---------   ---------
                                                 192,663     130,535
                                               ---------   ---------
Income before income taxes and
  accounting change                                4,532       7,089
  Income taxes                                     1,723       2,552
                                               ---------   ---------
Income before accounting change                    2,809       4,537
  Cumulative effect of accounting
    change for postretirement benefits
    other than pensions                                -      (3,193)
                                               ---------   ---------
Net income                                     $   2,809   $   1,344
                                               =========   =========
Income per share:
  Income before accounting change              $     .23   $     .37
                                               =========   =========
  Cumulative effect of accounting
    change for postretirement benefits
    other than pensions                        $       -   $    (.26)
                                               =========   =========

  Net income                                   $     .23   $     .11
                                               =========   =========
Average common and common equivalent shares       12,454      12,352
                                               =========   =========
Dividends per share                            $     .07   $     .07
                                               =========   =========


                       See accompanying notes.

                              WYLE LABORATORIES
                         CONSOLIDATED BALANCE SHEETS

                                                   (In thousands)

                                              (Unaudited)
ASSETS                                           3/31/94     12/31/93
- - ------                                         ---------    ---------
Current assets
  Cash and cash equivalents                    $  18,054    $  23,748
  Receivables (less allowances of $4,387 at
    3/31/94 and $4,183 at 12/31/93)              101,779       87,287
  Inventories                                    106,793      105,716
  Prepaid expenses                                 4,562        6,949
                                               ---------    ---------
  Total current assets                           231,188      223,700
                                               ---------    ---------
Property, plant and equipment                     79,441       77,502
Less accumulated depreciation                     48,357       46,896
                                               ---------    ---------
                                                  31,084       30,606
                                               ---------    ---------
Other assets                                       7,159        6,265
                                               ---------    ---------
  Total Assets                                 $ 269,431    $ 260,571
                                               =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities
  Current maturities of long-term debt          $  3,000    $   4,120
  Accounts payable                                64,910       60,556
  Accrued expenses                                19,310       15,592
                                               ---------    ---------
  Total current liabilities                       87,220       80,268
                                               ---------    ---------
Long-term debt, less current maturities            6,000        6,000
                                               ---------    ---------
Deferred income taxes and other liabilities        9,515        9,947
                                               ---------    ---------
Commitments and contingencies                          -            -
                                               ---------    ---------
Shareholders' equity
  Common stock                                    86,821       86,348
  Retained earnings                               79,875       78,008
                                               ---------    ---------
                                                 166,696      164,356
                                               ---------    ---------
  Total Liabilities and Shareholders' Equity   $ 269,431    $ 260,571
                                               =========    =========


                        See accompanying notes.

                              WYLE LABORATORIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                  (In thousands)

                                                Three Months Ended
                                              ---------------------
                                              March 31,   April 30,
                                                 1994        1993
                                              ---------   ---------
OPERATING ACTIVITIES
  Net income                                   $  2,809    $  1,344
  Adjustments to reconcile net income to
   net cash provided by (used for) operating
   activities:
   Depreciation and amortization                  1,598       1,381
   Provision for losses on receivables              338         441
   Provision for deferred income taxes             (700)       (603)
   Cumulative effect of accounting
    change for postretirement benefits
    other than pensions                               -       3,193
 (Increase) decrease in receivables             (14,830)      1,775
 (Increase) decrease in inventories              (1,077)      6,810
  Decrease in prepaid expenses                    2,731       1,940
  Increase (decrease) in accounts payable         4,354      (6,852)
  Increase (decrease) in accrued expenses         3,445        (159)
  Other, net                                       (227)        124
                                               --------    --------
   Net cash provided by (used for)
    operating activities                         (1,559)      9,394
                                               --------    --------
FINANCING ACTIVITIES
  Payments of long-term debt                     (1,120)        (48)
  Dividends on common stock                        (857)       (852)
  Exercise of stock options                         350         468
                                               --------    --------
   Net cash (used for) financing activities      (1,627)       (432)
                                               --------    --------
INVESTING ACTIVITIES
  Additions to property, plant and equipment     (1,957)       (780)
  Additions to other non-current assets            (551)       (384)
                                               --------    --------
   Net cash (used for) investing activities      (2,508)     (1,164)
                                               --------    --------
Increase (decrease) in cash and
  cash equivalents                               (5,694)      7,798
Cash and cash equivalents at
  beginning of period                            23,748      29,467
                                               --------    --------
Cash and cash equivalents at end of period     $ 18,054    $ 37,265
                                               ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                    $    260    $    306
   Income taxes                                      17         355

                       See accompanying notes.

                              WYLE LABORATORIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 -- Basis of Presentation
- - -------------------------------

   The consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the eleven-month fiscal period ended December 31, 1993. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report to Shareholders for the eleven-month fiscal period ended December 31, 1993.

   Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the three-month periods ended March 31, 1994 and April 30, 1993 are not the same, the company believes that this difference did not materially affect the comparability of the financial information presented.

   The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

   The company's fiscal quarters are on a 13-week basis. The first quarter of 1994 ended on April 3, 1994 (the Sunday nearest March 31, 1994). For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.

Note 2 -- Change in Accounting Principle
- - ----------------------------------------

   In November 1992, the Financial Accounting Standards Board (the "FASB") issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." This statement required the company to change its method of accounting for postemployment benefits provided to qualifying former or inactive employees and their dependents before retirement, to accrue for the cost of these benefits during an employee's years of service. The adoption of FASB Statement No. 112 did not have a material effect on the company's net income or financial position.

Note 3 -- Inventories
- - ---------------------

   A detail of inventory balances at March 31, 1994 and December 31, 1993 is presented below:

                                          (In thousands)

    Inventories:                      3/31/94      12/31/93
                                     --------      --------
      Finished goods                 $101,280      $100,600
      Work in process                   3,543         3,057
      Raw materials                     1,970         2,059
                                     --------      --------
        Total                        $106,793      $105,716
                                     ========      ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Comparative Sales and Income by Major Lines of Business
- - -------------------------------------------------------

                                              (In thousands)

                                            Three Months Ended
                                           ---------------------
                                           March 31,   April 30,
                                             1994        1993
                                           ---------   ---------
NET SALES
- - ---------

   Electronics Marketing                    $175,579    $112,016
   Scientific Services & Systems              21,616      25,608
                                            --------    --------
     Total                                  $197,195    $137,624
                                            ========    ========
INCOME
- - ------

   Electronics Marketing                    $  5,126    $  7,165
   Scientific Services & Systems               1,345       1,722
                                            --------    --------
     Operating income                          6,471       8,887

   General corporate expenses                 (1,797)     (1,746)
   Interest expense, net                        (142)        (52)
                                            --------    --------

     Income before income taxes and
       accounting change                    $  4,532    $  7,089
                                            ========    ========

Results of Operations
- - ---------------------

Consolidated sales for the first quarter ended March 31, 1994 totaled $197,195,000, up 43% versus the three months ended April 30, 1993. After tax income aggregated $2,809,000, compared with $4,537,000 (before the effect of an accounting change)in the prior year. Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the three-month periods ended March 31, 1994 and April 30, 1993 are not the same, the company believes this difference did not materially affect the comparability of the financial information presented.

The company's higher sales reflected an increase in shipments at the Electronics Marketing Group, offset in part by a decline in billings at the Scientific Services & Systems Group. The reduction in earnings this year compared to the previous year resulted mainly from costs incurred in opening ten new facilities in connection with the previously announced major expansion program at the company's Electronics Marketing Group.

During the first quarter ended April 30, 1993, the company recorded a one-time, non-cash charge of $3,193,000, after tax, for the cumulative effect of an accounting change to adopt FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions."

The Electronics Marketing Group posted first quarter sales of $175,579,000 and operating income of $5,126,000. In comparison to the first quarter of the prior year, revenues rose 57%, while earnings declined 28% due primarily to expansion-related investment costs. The gain in sales resulted mainly from increased demand for semiconductor products, particularly those offered through the group's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other design/programming services. The group also registered higher shipments of lower margin commodity products, primarily microprocessors, and increased computer product revenues, mainly workstations, multi-user systems and mass storage devices. The continued ramp-up in shipments from the group's new expansion divisions also contributed to the current year's sales growth.

The favorable effect of the group's increase in sales was offset partly by a decline in its aggregate gross margin percentage due primarily to a change in product mix, as a higher percentage of revenues was generated from lower margin commodity products and high-volume customer engagements. Without expansion operations, the group's earnings for the quarter were above those achieved in the prior year.

The Electronics Marketing Group's strategic geographic expansion program to open ten new divisions in key eastern and midwestern markets within the United States is proceeding. As sales from these new locations continue to increase, the company believes that the expansion operations could begin to generate profits during the second half of calendar 1994.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The group's financial results have in the past reflected variations from period-to-period due to these factors.

The Scientific Services & Systems Group recorded first quarter sales of $21,616,000 and operating income of $1,345,000. Revenues and earnings for the group declined 16% and 22%, respectively, compared to the prior year. The group's lower sales versus the previous year reflect mainly a reduction in nuclear services related business levels and the completion of certain international contracts, offset in part by an increase in manufacturing revenues. The reduction in the group's earnings year-to-year resulted primarily from continuing competitive conditions in its major markets.

A significant portion of the Scientific Services & Systems Group's business is generated directly or indirectly from competitively bid government contracts. The group's financial results have in the past and may in the future be affected by government budget cutbacks and funding delays in programs to which these contracts relate.

Financial Condition
- - -------------------

Working capital as of March 31, 1994 totaled $143,968,000, up slightly from December 31, 1993. The growth in working capital can primarily be attributed to higher trade receivables at the Electronics Marketing Group due to higher sales levels, offset partially by lower cash and cash equivalents and increases in accounts payable and accrued expenses. The current ratio at March 31, 1994 and December 31, 1993 was 2.7 and 2.8, respectively.

The ratio of long-term debt to total capital (long-term debt plus equity) was 3% at March 31, 1994 and 4% at December 31, 1993. The company's cash requirements in 1994 are expected to be higher than normal due to funds required to finance continuing start-up costs and working capital associated with the Electronics Marketing Group's expansion program. In addition, capital outlays of approximately $10-12 million are anticipated to be made during 1994 and 1995 for construction of a new warehouse/value-added distribution center for the Electronics Marketing Group. The company's near-term cash requirements are expected to be financed through a combination of cash and cash equivalent balances on hand, internally generated cash flow and bank borrowings as required.

PART II - OTHER INFORMATION
- - ---------------------------


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits:

             10. Agreement and General Release between John R. Herring
                 and the company dated April 11, 1994

             11. Calculation of Income Per Share

        (b)  Reports on Form 8-K:

             None.

No responses are given to any other items of Part II because the answers are either negative or not applicable.

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       WYLE LABORATORIES




Date:  May 16, 1994                    By: R. VAN NESS HOLLAND, JR.
                                           ------------------------
                                           R. Van Ness Holland, Jr.
                                           Executive Vice President-
                                           Finance and Treasurer,
                                           Chief Financial Officer

                            WYLE LABORATORIES

                  INDEX TO EXHIBITS FILED WITH FORM 10-Q

                   For the Quarter Ended March 31, 1994



Exhibits:
- - --------



   10. Agreement and General Release between John R. Herring and the company dated April 11, 1994

   11.   Calculation of Income Per Share