Form 10-Q
period 1994-06-30
WYLE LABORATORIES
filed 1994-08-16
CIK 108683

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1994

                                  OR

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]   No   [ ]

At July 31, 1994 registrant had 12,258,916 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
- - ------------------------------
Item 1.  Financial Statements

                               WYLE LABORATORIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                   Three Months Ended     Six Months Ended
                                  --------------------  ---------------------
                                   June 30,  July 31,    June 30,    July 31,
                                     1994       1993       1994        1993
                                  ---------  --------    --------   --------

Net sales                          $209,121  $147,649    $406,316   $285,273
                                  ---------  --------    --------   --------
Costs and expenses
  Cost of sales                     173,382   119,371     337,745    228,529
  Selling & administrative
    expenses                         28,632    24,095      56,912     45,533
  Interest expense (income), net        246        (2)        388         50
  Miscellaneous, net                    (63)     (226)       (185)      (339)
                                   --------   --------   --------   --------
                                    202,197    143,238    394,860    273,773
                                   --------   --------   --------   --------
Income before income taxes
  and accounting change               6,924      4,411     11,456     11,500
  Income taxes                        2,630      1,611      4,353      4,163
                                   --------   --------   --------   --------
Income before accounting change       4,294      2,800      7,103      7,337
  Cumulative effect of accounting
    change for postretirement
    benefits other than pensions          -          -          -     (3,193)
                                   --------   --------   --------   --------
Net income                         $  4,294   $  2,800   $  7,103   $  4,144
                                   ========   ========   ========   ========
Income per share:
  Income before accounting change  $    .35   $    .23   $    .57   $    .59
                                   ========   ========   ========   ========
  Cumulative effect of accounting
    change for postretirement
    benefits other than pensions   $      -   $      -   $      -   $   (.26)
                                   ========   ========   ========   ========
  Net income                       $    .35   $    .23   $    .57   $    .34
                                   ========   ========   ========   ========
Average common and common
  equivalent shares                  12,411     12,332     12,431     12,342
                                   ========   ========   ========   ========
Dividends per share                $    .07   $    .07   $    .07   $    .07
                                   ========   ========   ========   ========

                            See accompanying notes.

                                    1 of 12

                              WYLE LABORATORIES
                          CONSOLIDATED BALANCE SHEETS

                                                      (In thousands)

                                                 (Unaudited)
ASSETS                                             6/30/94     12/31/93
- - ------                                            --------     --------
Current assets
  Cash and cash equivalents                       $  6,132     $ 23,748
  Receivables (less allowances of $4,610 at
    6/30/94 and $4,183 at 12/31/93)                120,094       87,287
  Inventories                                      120,770      105,716
  Prepaid expenses                                   6,279        6,949
                                                  --------     --------
  Total current assets                             253,275      223,700
                                                  --------     --------
Property, plant and equipment                       81,408       77,502
Less accumulated depreciation                       49,971       46,896
                                                  --------     --------
                                                    31,437       30,606
                                                  --------     --------
Other assets                                         6,819        6,265
                                                  --------     --------
  Total Assets                                    $291,531     $260,571
                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities
  Current maturities of long-term debt            $  3,000     $  4,120
  Accounts payable                                  63,884       60,556
  Accrued expenses                                  19,278       15,592
                                                  --------     --------
  Total current liabilities                         86,162       80,268
                                                  --------     --------
Long-term debt, less current maturities             26,001        6,000
                                                  --------     --------
Deferred income taxes and other liabilities          9,194        9,947
                                                  --------     --------
Commitments and contingencies                            -            -
                                                  --------     --------
Shareholders' equity
  Common stock                                      86,862       86,348
  Retained earnings                                 83,312       78,008
                                                  --------     --------
                                                   170,174      164,356
                                                  --------     --------
  Total Liabilities and Shareholders' Equity      $291,531     $260,571
                                                  ========     ========


                            See accompanying notes.

                                    2 of 12

                              WYLE LABORATORIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                            (In thousands)
                                                           Six Months Ended
                                                         --------------------
                                                          June 30,   July 31,
                                                            1994       1993
                                                         ---------   --------
OPERATING ACTIVITIES
  Net income                                              $ 7,103    $ 4,144
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                            3,284      2,815
   Provision for losses on receivables                        606        714
   Provision for deferred income taxes                     (1,302)      (417)
   Cumulative effect of accounting change for
    postretirement benefits other than pensions                 -      3,193
 (Increase) in receivables                                (33,413)    (3,638)
 (Increase) in inventories                                (15,054)    (2,748)
 (Increase) decrease in prepaid expenses                    1,074     (3,941)
  Increase in accounts payable                              3,328     10,169
  Increase (decrease) in accrued expenses                   3,413       (920)
  Other, net                                                  370         99
                                                          -------    -------
   Net cash provided by (used for) operating activities   (30,591)     9,470
                                                          -------    -------
FINANCING ACTIVITIES
  Additions to long-term debt                              20,001          -
  Payments of long-term debt                               (1,120)       (48)
  Dividends on common stock                                (1,714)    (1,705)
  Exercise of stock options                                   360        553
                                                          -------    -------
   Net cash provided by (used for) financing activities    17,527     (1,200)
                                                          -------    -------
INVESTING ACTIVITIES
  Additions to property, plant and equipment               (3,927)    (1,795)
  Additions to other non-current assets                      (625)      (384)
                                                          -------    -------
   Net cash (used for) investing activities                (4,552)    (2,179)
                                                          -------    -------
Increase (decrease) in cash and cash equivalents          (17,616)     6,091
Cash and cash equivalents at beginning of period           23,748     29,467
                                                          -------    -------
Cash and cash equivalents at end of period                $ 6,132    $35,558
                                                          =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                               $   563    $   614
   Income taxes                                             4,231      5,797

                            See accompanying notes.

                                    3 of 12

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

   Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the periods presented are not the same, the company believes that this difference did not materially affect the comparability of the financial information.

   The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

   The company's fiscal quarters are on a 13-week basis. The second quarter of 1994 ended on July 3, 1994 (the Sunday nearest June 30, 1994). For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.















                                4 of 12

Note 2 -- Change in Accounting Principle
- - ----------------------------------------

   In November 1992, the Financial Accounting Standards Board (the "FASB") issued Statement No. 112, "Employers' Accounting for Postemployment Benefits." This statement required the company to change its method of accounting for postemployment benefits provided to qualifying former or inactive employees and their dependents before retirement, to accrue for the cost of these benefits during an employee's years of service. The adoption of FASB Statement No. 112 did not have a material effect on the company's net income or financial position.


Note 3 -- Inventories
- - ---------------------

   A detail of inventory balances at June 30, 1994 and December 31, 1993 is presented below:

                                                 (In thousands)

    Inventories:                            6/30/94          12/31/93
                                           --------          --------
      Finished goods                       $116,488          $100,600
      Work in process                         2,339             3,057
      Raw materials                           1,943             2,059
                                           --------          --------
        Total                              $120,770          $105,716
                                           ========          ========























                                 5 of 12

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Comparative Sales and Income by Major Lines of Business
- - -------------------------------------------------------

                                               (In thousands)

                                  Three Months Ended     Six Months Ended
                                 --------------------  -------------------
                                   June 30,  July 31,   June 30,  July 31,
                                     1994      1993       1994      1993
                                 ----------  --------  ---------  --------
NET SALES
- - ---------

  Electronics Marketing           $188,104  $125,690    $363,683  $237,706
  Scientific Services & Systems     21,017    21,959      42,633    47,567
                                  --------  --------    --------  --------
    Total                         $209,121  $147,649    $406,316  $285,273
                                  ========  ========    ========  ========
INCOME
- - ------

  Electronics Marketing           $  7,140  $  4,736    $ 12,266  $ 11,901
  Scientific Services & Systems      1,820     1,285       3,165     3,007
                                  --------  --------    --------  --------
    Operating income                 8,960     6,021      15,431    14,908

  General corporate expenses        (1,790)   (1,612)     (3,587)   (3,358)
  Interest (expense) income, net      (246)        2        (388)      (50)
                                  --------  --------    --------  --------

    Income before income taxes
      and accounting change       $  6,924  $  4,411    $ 11,456  $ 11,500
                                  ========  ========    ========  ========















                                    6 of 12

Results of Operations
- - ---------------------

Consolidated sales for the second quarter and six months ended June 30, 1994 totaled $209,121,000 and $406,316,000, respectively. Net income was $4,294,000 for the second quarter and $7,103,000 for the year-to-date. Sales for the second quarter and first six months both rose 42% compared to last year's second quarter and first half ended July 31, 1993. Net income for the second quarter grew by 53% versus the prior year, while income for the first six months (before the effect of an accounting change) declined slightly.

Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the periods presented are not the same, the company believes this difference did not materially affect the comparability of the financial information.

In May 1993, the Electronics Marketing Group began a major geographic expansion program to open ten new facilities in key eastern and midwestern markets within the United States. The company's earnings for the prior year's second quarter ended July 31, 1993 were negatively impacted by initial start-up expenses of approximately $3 million related to the expansion program, and as anticipated, the expansion operations have continued to incur quarterly operating losses to date during this initial investment period. Sales for the new expansion divisions have increased steadily since inception, and as a result, the expansion divisions' aggregate operating loss in this year's second quarter declined substantially from levels in previous quarters. The company believes that as sales for the new locations continue to increase, the expansion operations should begin to generate profits during the second half of calendar 1994.

During last year's first quarter ended April 30, 1993, the company recorded a one-time, non-cash charge of $3,193,000, after tax, for the cumulative effect of an accounting change to adopt FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

The Electronics Marketing Group reported sales for the second quarter of $188,104,000 and for the first half of $363,683,000. In comparison to the prior year, revenues increased 50% in the second quarter and grew 53% for the year-to-date. The gain in sales resulted mainly from increased demand for semiconductor products, particularly those offered through the group's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other design/programming services. The group also registered higher shipments of lower margin commodity products, primarily microprocessors, and increased computer product revenues. The continued ramp-up in shipments from the group's new expansion divisions also contributed to the current year's sales growth.





                                 7 of 12

The Electronics Marketing Group generated operating income of $7,140,000 in the second quarter and $12,266,000 for the year-to-date. Compared to the previous year, earnings for the second quarter increased by 51% and for the first six months grew by 3%. The growth in second quarter earnings can be attributed partly to the reduction in operating losses associated with the group's major expansion program. The group's earnings for the second quarter and first half benefited from the increase in sales, offset in part by a decline in its aggregate gross margin percentage due primarily to a change in product mix, as a higher percentage of revenues was generated from lower margin commodity products and high-volume customer engagements.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The group's financial results have in the past reflected variations from period-to-period due to these factors.

The Scientific Services & Systems Group recorded sales for the second quarter of $21,017,000 and for the first half of $42,633,000. Revenues for the quarter and first half declined in comparison to the previous year due mainly to a reduction in billings to the aerospace and defense industry and the nuclear power industry, offset partially by increased manufacturing revenues. The group's year-to-date sales also declined from last year due to completion of certain contracts with international customers.

The Scientific Services & Systems Group generated operating income of $1,820,000 for the second quarter and $3,165,000 for the first six months. Earnings for both the quarter and year-to-date increased versus the prior year, which can be attributed mainly to the resolution of certain issues during the current year's second quarter that allowed for the reversal of related reserves. The group's operating results continue to be adversely impacted by competitive conditions in its major markets.

A significant portion of the Scientific Services & Systems Group's business is generated directly or indirectly from competitively bid government contracts. The group's financial results have in the past and may in the future be affected by government budget cutbacks and funding delays in programs to which these contracts relate.

Financial Condition
- - -------------------

Working capital as of June 30, 1994 totaled $167,113,000, up $23,681,000 from December 31, 1993. The growth in working capital can be attributed primarily to higher trade receivables and inventories at the Electronics Marketing Group due to higher sales levels, offset partially by lower cash and cash equivalents and increases in accounts payable and accrued expenses. The current ratio at June 30, 1994 and December 31, 1993 was 2.9 and 2.8, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 13% at June 30, 1994 and 4% at December 31, 1993. The higher ratio primarily reflects an increase in long-term credit line borrowings.


                                 8 of 12

The company's cash requirements in 1994 are expected to be higher than normal due to funds required to finance start-up costs and working capital associated with the Electronics Marketing Group's expansion program. In addition, significant capital outlays are expected to be made during 1994 and 1995 for construction of a new warehouse/value-added distribution center for the Electronics Marketing Group. The company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow and bank borrowings.











































                                 9 of 12

PART II - OTHER INFORMATION
- - ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) The company's Annual Meeting of Shareholders was held on May 10, 1994.

         (b) Not applicable.

         (c) At the company's 1994 Annual Meeting of Shareholders, shareholders elected the company's board of directors with voting results for each director as follows:

                                              Shares Voted
                                        -------------------------
             Director                       For          Against
             --------                   ----------     ----------

             Charles M. Clough          10,135,134       386,199
             John B. Farrell            10,134,721       386,612
             Theodore M. Freedman       10,134,636       386,697
             John R. Herring            10,134,634       386,699
             Jack S. Kilby              10,134,846       386,487
             James J. McMorrow          10,134,846       386,487
             Ralph L. Ozorkiewicz       10,134,634       386,699
             Edward Sanders             10,135,009       386,324
             Stanley A. Wainer          10,134,634       386,699
             Frank S. Wyle              10,135,134       386,199
             F. Stephen Wyle            10,135,134       386,199


             The shareholders approved the company's 1993 Eligible Directors' Stock Option Plan with 9,370,764 shares voting for the plan, 752,824 shares voting against the plan, 397,747 shares abstaining and 1,192,330 shares were withheld.

             On March 15, 1994, the record date for the determination of shareholders entitled to notice of and to vote at the 1994 Annual Meeting of Shareholders, 12,249,166 shares of the company's Common Stock were outstanding and entitled to vote.









                                10 of 12

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits:

              11. Calculation of Income Per Share

          (b) Reports on Form 8-K:

              None.

No responses are given to any other items of Part II because the answers are either negative or not applicable.







































                                11 of 12

                                SIGNATURE
                                ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       WYLE LABORATORIES




Date:  August 16, 1994                 By: R. VAN NESS HOLLAND, JR.
                                           -------------------------
                                           R. Van Ness Holland, Jr.
                                           Executive Vice President-
                                           Finance and Treasurer,
                                           Chief Financial Officer




























                                12 of 12

                           WYLE LABORATORIES
                 INDEX TO EXHIBITS FILED WITH FORM 10-Q
                   For the Quarter Ended June 30, 1994



Exhibits:
- - --------


   11.      Calculation of Income Per Share