Form 10-Q
period 1994-09-30
WYLE LABORATORIES
filed 1994-11-16
CIK 108683

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q
   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1994

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

At October 31, 1994 registrant had 12,261,066 shares of common stock outstanding.
PART I - FINANCIAL INFORMATION
- - - - ------------------------------
Item 1.  Financial Statements
                                  WYLE LABORATORIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)
                       (In thousands, except per share amounts)
                                   Three Months Ended     Nine Months Ended
                                  --------------------- ---------------------
                                   Sept. 30,  Oct. 31,    Sept. 30, Oct. 31,
                                     1994        1993       1994      1993
                                   --------   --------    --------  --------
Net sales                          $204,148   $137,983    $567,831  $375,689
                                   --------   --------    --------  --------
Costs and expenses
  Cost of sales                     171,081    112,080     474,588   301,813
  Selling & administrative
    expenses                         25,745     23,157      77,118    62,654
  Interest expense, net                 370         73         758       123
  Special charge                      1,900          -       1,900         -
  Miscellaneous, net                   (253)      (313)       (451)     (703)
                                   --------   --------    --------  --------
                                    198,843    134,997     553,913   363,887
                                   --------   --------    --------  --------
Income from continuing operations
  before income taxes                 5,305      2,986      13,918    11,802
  Income taxes                        2,180      1,015       5,358     4,084
                                   --------   --------    --------  --------
Income from continuing operations     3,125      1,971       8,560     7,718
Discontinued operations
  Income (loss) from operations,
    net of taxes                       (250)       839       1,418     2,429
  Loss on sale, net of taxes        (13,442)         -     (13,442)        -
Cumulative effect of accounting
  change for postretirement
  benefits other than pensions            -          -           -    (3,193)
                                   --------   --------    --------  --------
Net income (loss)                  $(10,567)  $  2,810    $ (3,464) $  6,954
                                   ========   ========    ========  ========
Income (loss) per share:
  Income from continuing
    operations                     $    .25   $    .16    $    .69  $    .63
                                   ========   ========    ========  ========
  Discontinued operations
    Income (loss) from operations,
      net of taxes                 $   (.02)  $    .07    $    .11  $    .20
                                   ========   ========    ========  ========
    Loss on sale, net of taxes     $  (1.08)  $      -    $  (1.08) $      -
                                   ========   ========    ========  ========
  Cumulative effect of accounting
    change for postretirement
    benefits other than pensions   $      -   $      -    $      -  $   (.26)
                                   ========   ========    ========  ========
  Net income (loss)                $   (.85)  $    .23    $   (.28) $    .56
                                   ========   ========    ========  ========
Average common and common
  equivalent shares                  12,427     12,360      12,432    12,348
                                   ========   ========    ========  ========



Dividends per share                $    .07   $    .07      $  .21  $    .21
                                   ========   ========    ========  ========

                             See accompanying notes.
                                    1 of 10
                               WYLE LABORATORIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                (Unaudited)
ASSETS                                           9/30/94      12/31/93
- - - - ------                                          ---------    ---------
Current assets
  Cash and cash equivalents                       $11,132      $23,748
  Receivables (less allowances of $4,916 at
    9/30/94 and $4,183 at 12/31/93)               104,384       87,287
  Inventories                                     130,556      105,716
  Prepaid expenses                                  7,418        6,949
  Net assets of discontinued operations             6,899            -
                                                 --------     --------
  Total current assets                            260,389      223,700
                                                 --------     --------
Property, plant and equipment                      30,164       77,502
Less accumulated depreciation                      16,156       46,896
                                                 --------     --------
                                                   14,008       30,606
                                                 --------     --------
Other assets                                       11,075        6,265
                                                 --------     --------
  Total Assets                                   $285,472     $260,571
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - - - ------------------------------------
Current liabilities
  Current maturities of long-term debt            $ 3,000      $ 4,120
  Accounts payable                                 83,177       60,556
  Accrued expenses                                 18,620       15,592
                                                 --------     --------
  Total current liabilities                       104,797       80,268
                                                 --------     --------
Long-term debt, less current maturities            19,001        6,000
                                                 --------     --------
Deferred income taxes and other liabilities         2,807        9,947
                                                 --------     --------
Commitments and contingencies                           -            -
                                                 --------     --------
Shareholders' equity
  Common stock                                     86,980       86,348
  Retained earnings                                71,887       78,008
                                                 --------     --------
                                                  158,867      164,356
                                                 --------     --------
  Total Liabilities and Shareholders' Equity     $285,472     $260,571
                                                 ========     ========

                            See accompanying notes.
                                    2 of 10
                               WYLE LABORATORIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     (In thousands)
                                                    Nine Months Ended
                                                 ----------------------
                                                  Sept. 30,   Oct. 31,
                                                    1994        1993
                                                  ---------   ---------
OPERATING ACTIVITIES
  Net income (loss)                               $  (3,464)  $   6,954
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating
   activities:
   Depreciation and amortization                      4,946       4,196
   Provision for losses on receivables                1,521       1,090
   Provision for deferred income taxes               (1,748)     (1,347)
   Loss on sale of discontinued operations           13,442           -
   Cumulative effect of accounting change for
    postretirement benefits other than pensions           -       3,193
 (Increase) in receivables                          (35,310)     (7,832)
 (Increase) in inventories                          (29,816)    (10,304)
 (Increase) decrease in prepaid expenses              2,665        (732)
  Increase in accounts payable                       24,290      13,281
  Increase in accrued expenses                        7,276         541
  Other, net                                            310         196
                                                    -------     -------
   Net cash provided by (used for)
    operating activities                            (15,888)      9,236
                                                    -------     -------
FINANCING ACTIVITIES
  Additions to long-term debt                        13,001           -
  Payments of long-term debt                         (1,120)       (422)
  Dividends on common stock                          (2,572)     (2,558)
  Exercise of stock options                             444         559
                                                    -------     -------
   Net cash provided by (used for)
    financing activities                              9,753      (2,421)
                                                    -------     -------
INVESTING ACTIVITIES
  Additions to property, plant and equipment         (5,866)     (3,774)
  Proceeds from disposition of property, plant
   and equipment                                          -       1,704
  Additions to other non-current assets                (615)       (916)
                                                    -------     -------
   Net cash (used for) investing activities          (6,481)     (2,986)
                                                    -------     -------
Increase (decrease) in cash and cash equivalents    (12,616)      3,829
Cash and cash equivalents at beginning of period     23,748      29,467
                                                    -------     -------
Cash and cash equivalents at end of period          $11,132     $33,296
                                                    =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                         $   950     $   911
   Income taxes                                       7,282       6,603
                            See accompanying notes.
                                   3 of 10
                               WYLE LABORATORIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 -- Basis of Presentation
- - - - -------------------------------

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

Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the periods presented are not the same, the company believes that this difference does not materially affect the comparability of the financial information.

The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. Intersegment sales were not material for the accounting periods reported herein. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

The company's fiscal quarters are on a 13-week basis. The third quarter of 1994 ended on October 2, 1994 (the Sunday nearest September 30, 1994). For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.

Note 2 -- Change in Accounting Principle
- - - - ----------------------------------------

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




                                    4 of 10


Note 3 -- Discontinued Operations
- - - - ---------------------------------

On October 6, 1994, the company entered into a definitive agreement to sell its Scientific Services & Systems ("SS&S") business to a management buy-out group which includes William E. Simon & Sons and F. Stephen Wyle, son of the founder of Wyle Laboratories, along with certain members of the SS&S management. F. Stephen Wyle and his father, Frank S. Wyle, are members of the company's Board of Directors. The buy-out group may also include one other member of the company's Board of Directors. Under the terms of the agreement, the management buy-out group will acquire certain assets and liabilities of the SS&S operation for a purchase price of $30 million in cash, subject to adjustment, plus additional amounts which may be received by the company under an earnout provision. The sale is expected to close later this year and is subject to various conditions and regulatory approvals, including the buy-out group's completion of due diligence and obtaining of necessary debt financing. SS&S offers research, engineering, testing and support services to customers in the aerospace, defense and energy industries.

During the third quarter ended September 30, 1994, the company recorded an estimated loss on the sale of discontinued operations of $13.4 million, after income tax benefits of $8.4 million. The estimated loss on sale included certain transaction costs and reserves associated with the disposition such as reserves for insurance and employee related matters, various contractual arrangements and certain contingent liabilities.

Operating results for SS&S are classified as discontinued operations on the company's income statement and prior periods have been restated accordingly. The assets and liabilities of SS&S as of September 30, 1994, which are expected to be sold, have been netted together and, along with reserves established as part of recording the estimated loss on sale, classified as "Net assets of discontinued operations" in current assets. Certain excess real properties of SS&S were not included in the sale to the management buy-out group and such assets are stated at their estimated net realizable value of $3.8 million.
The company intends to sell these assets in the future.

Sales applicable to discontinued operations were $18,443,000 and $61,076,000 for the third quarter and nine months ended September 30, 1994, respectively. Sales totaled $22,820,000 for the third quarter and $70,387,000 for the nine months ended October 31, 1993. Income (loss) from discontinued operations is net of an income tax provision (benefit) of $(139,000) for the third quarter and $1,036,000 for the nine months ended September 30, 1994. Income from discontinued operations is net of income tax provisions of $580,000 and $1,674,000 for the three and nine months ended October 31, 1993, respectively.








                                    5 of 10

Amounts included in "Net assets of discontinued operations" at September 30, 1994 were as follows (in thousands):

Accounts receivable, net                         $ 16,692
Inventories                                         4,976
Property and other assets                          13,279
Transaction reserves, accounts payable
   and accrued expenses                           (28,048)
                                                  -------
Net assets of discontinued operations            $  6,899
                                                  =======





































                                    6 of 10

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
- - - - ---------------------

On October 6, 1994, the company entered into a definitive agreement to sell its Scientific Services & Systems business to a management buy-out group and certain outside investors. The sale is currently expected to close later this year. During the third quarter ended September 30, 1994, the company recorded an estimated loss on the sale of discontinued operations of $13.4 million, after tax, which included certain costs and reserves associated with the disposition. Additionally, the company recorded a special charge to continuing operations of $1.2 million, after tax, to provide for anticipated legal expenses associated with a certain litigation matter and certain changes in the company's organizational structure following the sale of the Scientific Services & Systems Group.

Operating results for Scientific Services & Systems are classified as discontinued operations on the company's income statement and prior periods have been restated accordingly. Therefore, the company's sales and income from continuing operations reflect only the operating results of its Electronics Marketing Group together with corporate expenses.

Consolidated sales from continuing operations for the third quarter and nine months ended September 30, 1994 totaled $204,148,000 and $567,831,000, respectively. Income from continuing operations, before the special charge, was $4,293,000 for the third quarter and $9,728,000 for the year-to-date. Sales rose 48% for the third quarter and 51% for the first nine months compared to last year's third quarter and nine months ended October 31, 1993. Income from continuing operations, before the special charge, for the third quarter and nine months ended September 30, 1994 grew by 118% and 26%, respectively, versus earnings reported in the prior year periods. Including the special charge of $1.9 million ($1.2 million after tax), income from continuing operations for the third quarter and nine months ended September 30, 1994 increased 59% and 11%, respectively, in comparison to the previous year.
After recording the loss on sale and income (loss) from discontinued operations, the company reported a net loss of $10,567,000 for the third quarter and $3,464,000 for the nine months ended September 30, 1994, compared to the prior year's third quarter net income of $2,810,000 and $10,147,000 for the nine months ended October 31, 1993 (before the effect of an accounting change).

Effective December 31, 1993, the company changed its year-end from January 31 to December 31. Although the periods presented are not the same, the company believes this difference does not materially affect the comparability of the financial information.

During last year's first quarter ended April 30, 1993, the company recorded a one-time, non-cash charge of $3,193,000, after tax, for the cumulative effect of an accounting change to adopt FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."


                                    7 of 10

In May 1993, the company's Electronics Marketing Group initiated a major geographic expansion program to open ten new facilities in key eastern and midwestern markets within the United States. The company's earnings for the prior year were negatively impacted by initial expansion-related start-up expenses aggregating approximately $3 million and $6 million, respectively, in the quarter and nine months ended October 31, 1993. As anticipated, the expansion operations incurred quarterly operating losses through June 30, 1994 during this initial investment period. Sales for the new expansion divisions have increased steadily since inception and, as a result, the expansion divisions' aggregate operating losses continued to decline through the quarter ended June 30, 1994. For the third quarter ended September 30, 1994, the expansion divisions, as a whole, provided a positive income contribution.

The growth in sales from continuing operations for the third quarter and nine months ended September 30, 1994, in comparison to the prior year, resulted mainly from increased demand for semiconductor products, particularly those offered through the company's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other design/programming services. The company also registered higher shipments of lower margin commodity products, primarily microprocessors, and increased computer product revenues. The continued ramp-up in shipments from the company's new expansion divisions also contributed to the current year's sales growth.

The improved income from continuing operations, before special charge, for the third quarter and first nine months compared to the previous year, primarily reflects the reduction in operating losses associated with the company's major expansion program coupled with increased sales levels of the non-expansion divisions. The positive effect of higher shipments was offset in part by the impact of a decline in the aggregate gross margin percentage compared to last year due mainly to a change in product mix, as a higher percentage of revenues was generated from lower margin commodity products and high-volume customer engagements. Earnings for the current year also reflected a higher level of interest expense due to an increased level of credit line borrowings. An interest rate swap agreement previously entered into by the company had an immaterial effect on overall interest expense for the periods presented.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The company's financial results have in the past reflected variations from period-to-period due to these factors.

The Scientific Services & Systems Group, classified as discontinued operations, reported a loss before income taxes of $389,000 for the third quarter and income before income taxes of $2,454,000 for the nine months ended September 30, 1994. Income levels for both periods were substantially below those reported in the prior year, which can be attributed primarily to a decline in sales. The group's operating loss for the third quarter reflects costs and expenses totaling $650,000 associated with resolving a certain contract dispute.





                                    8 of 10

Financial Condition
- - - - -------------------

Working capital as of September 30, 1994 totaled $155,592,000, up $12,160,000 from December 31, 1993. The growth in working capital can be attributed primarily to higher trade receivables and inventories due to higher sales levels, offset partially by lower cash and cash equivalents and increases in accounts payable. The current ratio at September 30, 1994 and December 31, 1993 was 2.5 and 2.8, respectively.

The assets and liabilities of the Scientific Services & Systems Group as of September 30, 1994, which are expected to be sold, have been netted together and, along with reserves established as part of recording the estimated loss on sale, classified as "Net assets of discontinued operations" in current assets.

The ratio of long-term debt to total capital (long-term debt plus equity) was 11% at September 30, 1994 and 4% at December 31, 1993. The higher ratio primarily reflects an increase in long-term credit line borrowings as well as lower shareholders' equity due to recording the loss on sale of discontinued operations.

The company's cash requirements for 1994 are expected to be higher than normal due to funds required to finance start-up costs and working capital associated with its expansion program. In addition, significant capital outlays are expected to be made during 1994 and 1995 for the construction of a new warehouse/value-added distribution center. Also, the company has reactivated a plan to purchase from time to time up to 1,500,000 shares of the corporation's common stock in the open market, or through negotiated purchases. The company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow, bank borrowings, and anticipated proceeds from the sale of discontinued operations.


PART II - OTHER INFORMATION
- - - - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits:

              11. Calculation of Income Per Share

              27. Financial Data Schedule

          (b) Reports on Form 8-K:

              None.

No responses are given to any other items of Part II because the answers are either negative or not applicable.





                                    9 of 10


                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       WYLE LABORATORIES




Date:  November 16, 1994               By: R. VAN NESS HOLLAND, JR.
                                           ------------------------
                                           R. Van Ness Holland, Jr.
                                           Executive Vice President-
                                           Finance and Treasurer,
                                           Chief Financial Officer




























                                    10 of 10
                           WYLE LABORATORIES
                 INDEX TO EXHIBITS FILED WITH FORM 10-Q
                For the Quarter Ended September 30, 1994



Exhibits:
- - - - --------


   11.      Calculation of Income Per Share

   27.      Financial Data Schedule