Form 10-K
WYLE ELECTRONICS
filed 1995-03-30
CIK 108683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    FOR THE YEAR ENDED DECEMBER 31, 1994
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from             to
                                   ------------   -----------
    Commission file number 1-5374

                          [LOGO OF WYLE ELECTRONICS]
                                WYLE ELECTRONICS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      95-1779998
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                15370 BARRANCA PARKWAY, IRVINE, CALIFORNIA 92718
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (714) 753-9953

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH
             TITLE OF EACH CLASS                   EXCHANGE ON WHICH REGISTERED
             -------------------                   ----------------------------
                Common Stock                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              ---      ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE AT WHICH SUCH STOCK WAS SOLD ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 28, 1995, WAS $242,769,036.

  AT FEBRUARY 28, 1995, THE REGISTRANT HAD 12,214,191 SHARES OF COMMON STOCK OUTSTANDING.

  PARTS I AND III INCORPORATE INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED IN CONNECTION WITH THE REGISTRANT'S 1995 ANNUAL MEETING OF SHAREHOLDERS. PARTS I AND II INCORPORATE INFORMATION BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1994.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                WYLE ELECTRONICS
                                     PART I

ITEM 1.  BUSINESS

     Wyle Electronics (the "Company") principally markets high-technology electronic products, specializing in semiconductors, computer systems and related value-added services. Wyle Electronics, formerly Wyle Laboratories, was founded in 1949 and incorporated in California in 1953.

     On December 23, 1994, the Company completed the sale of its Scientific Services & Systems ("SS&S") business to WESS Investment Corp. ("WESS"), a buy-out group led by William E. Simon & Sons and certain members of the SS&S management along with three members of the Company's Board of Directors. Under the terms of the agreement, WESS acquired certain assets and liabilities of SS&S, including receivables, inventory, property, equipment, accounts payable and accrued expenses for a negotiated purchase price of $30 million in cash, subject to adjustment, plus additional amounts that may be paid to the Company under a five-year earnout provision. SS&S offers research, engineering, testing and support services to customers in the aerospace, defense and energy industries.

     In January 1995, the Company changed its name from Wyle Laboratories to Wyle Electronics to more accurately reflect the Company's business activities following the sale of discontinued operations.

               PRINCIPAL DISTRIBUTION METHODS, SERVICES RENDERED
                             AND PRODUCTS PRODUCED

     The Company serves a broad base of customers in the computer, telecommunications, military and industrial markets. The Company offers its products to customers from a network of 30 locations across the United States located in Huntsville, Alabama; Phoenix, Arizona; Garden Grove, Irvine, Los Angeles, Sacramento, San Diego and Santa Clara, California; Denver, Colorado; Tampa and Fort Lauderdale, Florida; Atlanta, Georgia; Chicago, Illinois; Baltimore, Maryland; Boston, Massachusetts; Minneapolis, Minnesota; Pine Brook, New Jersey; Raleigh, North Carolina; Cleveland, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Dallas and Houston, Texas; Provo and Salt Lake City, Utah; Seattle, Washington; and Milwaukee, Wisconsin.

     The Company stocks approximately 30,000 items from over 50 electronic component and computer product suppliers. Principal products distributed include semiconductors and computer products (e.g., microcomputer systems, board level subsystems and peripherals). For the year ended December 31, 1994, semiconductor and computer products sales represented approximately 80% and 20%, respectively, of total sales.

     Most manufacturers of electronic components and computer products rely on industrial distributors to augment their own sales and marketing operations. Distributors provide stocking, marketing, technical, design and financing services, reducing a manufacturer's operating costs associated with stocking and selling its products. These services also reduce the manufacturer's investment in finished goods inventories and accounts receivable, while providing geographically dispersed sales and delivery capabilities.

     During the year ended December 31, 1994, the Company's ten largest suppliers, which in aggregate represented 81% of its sales, were Intel, Digital Equipment Corporation, Advanced Micro Devices, Texas Instruments, Motorola, Quantum, Micron Technology, Altera, LSI Logic and Philips. For the year ended December 31, 1994, Intel and Digital Equipment Corporation, the Company's two largest suppliers, accounted for approximately 23% and 12%, respectively, of its sales.

     The Company specializes in providing higher complexity semiconductor products such as user-configurable and fixed ASIC (application-specific integrated circuit) devices. The Company distributes a full range of semiconductor technologies, from discrete logic through gate arrays and standard cells.

     The principal computer products offered by the Company include medium and small scale multi-user systems, workstations, personal computers and related peripheral equipment products. The Company's peripheral equipment product lines include terminals, controllers, mass storage products, scanners and printers.

     The Company provides specialized value-added services such as kitting, turnkey manufacturing, autoreplenishment, the design, programming and testing of semicustom products, computer systems integration and technical support. The value-added services are designed to enhance the competitiveness of the Company's customers by providing cost efficiencies and time-to-market advantages.

     The Company's Liberty Contract Services operation in Garden Grove, California, provides management services for materials and complex inventory processes for customers in such areas as kitting, turnkey manufacturing, autoreplenishment, final assembly and test, and systems integration. This facility offers customers value-added services of varying levels of complexity from the traditional distributor function through fully-integrated just-in-time inventory management systems.

     Under its kitting program, Liberty Contract Services provides the complete bill-of-materials of components for a customer's product which is inspected and packaged in production-ready kit form to customer specifications. Completed kits are typically shipped directly to the customer's production line on a just-in-time (JIT) basis. Turnkey manufacturing solutions are offered through alliances with independent contract manufacturers as an extension of the Company's JIT/kitting business. Under such arrangements, the Company supplies components directly to contract manufacturers who perform assembly and test to produce a completed product, such as a printed circuit board, to customer specifications.

     The Company operates six IDEAL(R) (Integrated Design Engineering And Logic) centers which provide customers with engineering design services for ASIC products and programmable logic devices as well as programming, testing and symbolization in a controlled environment. Products from suppliers such as Actel, Advanced Micro Devices, Altera, Intel, Philips and Texas Instruments can be programmed and tested at these centers as required for individual customers. IDEAL(R) centers are located in the Company's facilities in Austin, Boston, Denver, Garden Grove, Minneapolis and Santa Clara.

     The Company's System Enhancement Center in Garden Grove, California, provides a full range of value-added services, such as system configuration, networking and software verification, which allows integration of system and peripheral products to a particular customer requirement.

     The Company has distribution agreements with its component and computer products manufacturers. Distribution agreements are nonexclusive and are generally subject to cancellation at will or upon 30 days' notice. Although the loss of a major supplier may significantly impact operating results, the Company does not regard any one supplier of products to be essential to its operations. In addition, the Company believes that most products currently sold are available from other suppliers at competitive prices.

     The Company's distribution agreements generally provide, among other things, that the Company can return inventory declared obsolete by the manufacturer or inventory in excess of current requirements, up to a specified percentage of the dollar amount purchased from the manufacturer. Most manufacturers protect the Company against subsequent manufacturer price reductions by issuing credits to the Company with respect to the affected product in the Company's inventory. As part of its value-added services, the Company purchases certain products from suppliers that have not entered into distribution agreements with the Company. Consequently, the Company may not receive the same level of inventory protection as that available under its distribution agreements, particularly the ability to return obsolete or excess inventory.

     The Company's business is subject to strong competition from several national and regional independent distributors (some of which may have greater financial resources than the Company), local independent distributors and direct sales by manufacturers. The principal factors of competition are quality of service, price, variety and availability of products carried and value-added services capability.

     The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The Company's financial results have in the past reflected significant variations from period to period due to these factors.

                                    BACKLOG

     Most orders received by the Company are for short-term delivery. Consequently, the dollar amount of unfilled orders is subject to rapid change and represents customer orders for products for which the Company is awaiting delivery from the manufacturer, or customer orders for products with delivery dates scheduled as much as twelve months in advance. However, since these orders are for products normally stocked, cancellation of an order would not have a significant effect on the operations of the Company.

                                   EMPLOYEES

     As of December 31, 1994, the Company employed a total of 1,248 persons.

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     There is hereby incorporated by reference the information appearing in Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 2.  PROPERTIES

     The Company leases many facilities for its marketing, inventory and distribution activities, with terms expiring from calendar 1995 through 2014, aggregating 421,431 square feet, and located in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Utah, Washington and Wisconsin. The Company also occupies owned facilities in California and Alabama totaling 114,757 square feet. The Company believes that its facilities are in good operating condition, well-maintained and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1993, Avnet, Inc. ("Avnet") and Hall-Mark Electronics Corporation ("Hall-Mark") filed a civil action against the company and a former employee of Hall-Mark in the Superior Court of Fulton County, Georgia, seeking injunctive and unspecified monetary damages, alleging, inter alia, that the Company tortiously interfered with the employment relations of Hall-Mark and its employees and that the Company tortiously interfered with a proposed business combination between the plaintiffs, which combination was consummated subsequently. Plaintiffs' motion for a preliminary injunction was denied in part by the trial court and affirmed by the Georgia Supreme Court in December 1993. The Company has filed a counterclaim against plaintiffs, alleging, inter alia, that plaintiffs have tortiously interfered with the Company's business and employment relations. While this litigation is in the pretrial stage, the Company believes that plaintiffs' complaint is without merit and will contest it vigorously. Although the Company believes that a result adverse to the Company in this matter is unlikely, there can be no assurance as to its outcome or the ultimate impact on the Company's net income or financial position.

     The Company also has other contingent liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not materially affect the Company's net income or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Year in which
                                                                     he became
    Officer                            Position            Age       an officer
--------------------------------------------------------------------------------
Charles M. Clough(1)            Chairman and Chief
                                Executive Officer           66         1982

Ralph L. Ozorkiewicz(1)         President                   48         1985

Joseph A. Adamczyk              Executive Vice President
                                and Chief Operating
                                Officer                     51          1992

R. Van Ness Holland, Jr.        Executive Vice President-
                                Finance and Treasurer,
                                Chief Financial Officer     41          1985

James N. Smith                  Senior Vice President
                                and President of  Liberty
                                Contract Services           49          1995

--------------------------------------------------------------------------------
(1) Also a director of the Company.


          There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers generally are appointed by the Board of Directors annually at its first meeting following the Annual Meeting of Shareholders; however, for a discussion of employment agreements with certain executive officers of the Company, there is hereby incorporated by reference the information appearing under the caption "Employment Agreements" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

          For a discussion of the background and business experience of executive officers who are also directors of the Company, there is hereby incorporated by reference the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

          Mr. Adamczyk was elected Executive Vice President and Chief Operating Officer in January 1995. He served as Executive Vice President of the Corporation and President of Electronics Marketing Group from May 1994 to January 1995. From September 1992 to May 1994 he served as Vice President of the Corporation and President of Electronics Marketing Group. Prior to that, he served at the Electronics Marketing Group as Executive Vice President-Sales from February 1990 to September 1992, and as Regional Vice President from June 1982 to February 1990.

          Mr. Holland was elected Executive Vice President - Finance and Treasurer, Chief Financial Officer of the Company in January 1992. He served as Senior Vice President and Corporate Controller from June 1990 to January 1992 and was Vice President and Corporate Controller from June 1987 to June 1990.

          Mr. Smith was elected Senior Vice President of the Corporation and President of Liberty Contract Services in January 1995. He served at the Electronics Marketing Group as Executive Vice President Operations and President of Liberty Contract Services from September 1992 to January 1995, and was Vice President, Operations and Quality Assurance from May 1987 to September 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

          There is hereby incorporated by reference the information appearing under the caption "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1994. The Company's shareholders of record on February 28, 1995 totaled 2,094.

ITEM 6.  SELECTED FINANCIAL DATA

          There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          There is hereby incorporated by reference the information appearing in the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders and the information appearing under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

          There is hereby incorporated by reference the information appearing under the captions "Director Compensation" and "Executive Officers' Compensation and Other Information" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

          There is hereby incorporated by reference the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated by reference the information appearing under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

a.   Financial Statements

     l. The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 3l, 1994 and are hereby incorporated by reference.

                                                                  Page Reference
                                                                  Annual Report
                                                                  --------------

     Consolidated Statements of Income for the year ended
      December 31, 1994, the eleven months ended December
      31, 1993 and the year ended January 3l, l993..............           16
     Consolidated Balance Sheets at December 31, 1994
      and 1993..................................................           17
     Consolidated Statements of Cash Flows for the year ended
      December 31, 1994, the eleven months ended December
      31, 1993 and the year ended January 3l, l993..............           18
     Consolidated Statements of Shareholders' Equity for
      the year ended December 31, 1994, the eleven months
      ended December 31, 1993 and the year ended
      January 3l, l993..........................................           19
     Notes to Consolidated Financial Statements.................        20-27
     Report of Independent Public Accountants...................           28

     2. Financial Statement Schedule for the year ended December 31, 1994, the eleven months ended December 31, 1993 and the year ended January 31, 1993.

                                                                  Page Reference
                                                                    Form 10-K
                                                                  --------------

     Report of Independent Public Accountants...................           13
     Consent of Independent Public Accountants..................           14
     Schedule II  Valuation and Qualifying Accounts ............           15

     3.  Exhibits

         3(a) Restated Articles of Incorporation of the Company dated June 16, 1986, as amended to date
         3(b)  Bylaws of the Company, as amended to date
         4(a) Article Three of Restated Articles of Incorporation of the Company defines the rights of holders of the Company's common stock. Incorporated herein by reference to Exhibit 3(a)
         4(b) The Company agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of its long-term notes payable
         4(c)  Amended And Restated Rights Agreement between Wyle Electronics and Chemical Bank as Rights Agent, dated February 23, 1995
        10(a)  1978 Non-Qualified Stock Option Plan, as amended, dated June 14,
               1988. Incorporated herein by reference to Exhibit 10(a) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
        10(b) 1982 Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(b) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
        10(c) 1985 Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
        10(d)  1988 Stock Option Plan. Incorporated herein by reference to
               Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
        10(e) 1992 Stock Incentive Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated April 28, 1992 in connection with the 1992 Annual Meeting of Shareholders
        10(f) 1993 Eligible Directors' Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated March 28, 1994 in connection with the 1994 Annual Meeting of Shareholders
        10(g) Compensation Agreement between Frank S. Wyle and the Company dated February 10, 1981. Incorporated herein by reference to
               Exhibit 10(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981
        10(h) Amendment to Compensation Agreement between Frank S. Wyle and the Company dated November 16, 1989. Incorporated herein by reference to Exhibit 10(g) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991
        10(i) Second Amendment to Compensation Agreement between Frank S. Wyle and the Company dated December 23, 1991. Incorporated herein by reference to Exhibit 10(h) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992
        10(j) Employment Agreement between Charles M. Clough and the Company dated February 1, 1989, as amended to date. Incorporated herein by reference to Exhibit 10(j) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

        10(k) Employment Agreement between Ralph L. Ozorkiewicz and the Company dated January 1, 1995
        10(l) Employment Agreement between Joseph A. Adamczyk and the Company dated January 1, 1995
        10(m) Employment Agreement between R. Van Ness Holland, Jr. and the Company dated January 1, 1995
        10(n) Employment Agreement between James N. Smith and the Company dated January 1, 1995
        10(o) Retirement and Consulting Agreement between Theodore M. Freedman and the Company dated March 25, 1991. Incorporated herein by reference to Exhibit 10(j) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991
        10(p) Agreement and General Release between John R. Herring and the Company dated April 11, 1994. Incorporated herein by reference to
               Exhibit 10 filed with the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 1994
        10(q) Supplemental Executive Retirement Plan, as amended to date. Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
        10(r) Supplemental Executive Retirement Trust Agreement between the Company and Bank of America NT & SA (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992. Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992
        10(s) Supplemental Executive Retirement Agreement between Theodore M. Freedman and the Company dated February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(q) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
        10(t) Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(r) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
        10(u) Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated January 28, 1988, as amended to date. Incorporated herein by reference to Exhibit 10(s) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
        10(v) Deferred Compensation Plan for Directors of Wyle Electronics (formerly Wyle Laboratories). Incorporated herein by reference to
               Exhibit 10(m) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1986
        10(w) Directors Deferred Compensation Trust Agreement between the Company and Bank of America NT & SA (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992. Incorporated herein by reference to Exhibit 10(y) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

        10(x)  Wyle Electronics (formerly Wyle Laboratories) Outside Directors
               Retirement Plan, as amended, dated July 23, 1992. Incorporated herein by reference to Exhibit 10(ab) filed with the Company's
               Annual Report on Form 10-K for the fiscal year ended January 31,
               1993
        10(y)  Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers and each of the directors and officers of its subsidiaries. Incorporated herein by reference to Exhibit 10(e) filed with the Company's Annual
               Report on Form 10-K for the fiscal year ended January 31, 1988
        10(z)  Form of Indemnification Agreement entered into between the
               Company and each of its executive officers and directors and each of the officers and directors of its subsidiaries. Incorporated herein by reference to Exhibit 10(r) filed with the Company's
               Annual Report on Form 10-K for the fiscal year ended January 31,
               1989
        10(aa) Incentive Compensation Plan for Corporate Officers of Wyle
               Electronics (formerly Wyle Laboratories) (excerpt from March 22,
               1990 Board of Directors meeting minutes), as amended to date.
               Incorporated herein by reference to Exhibit 10(z) filed with the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993
        10(ab) Agreements between the Company and Hewitt Associates for Hewitt
               Associates to act as consultant under the Supplemental Executive
               Retirement Trust Agreement and Directors Deferred Compensation
               Trust Agreement dated March 26, 1992. Incorporated herein by reference to Exhibit 10(ah) filed with the Company's Annual
               Report on Form 10-K for the fiscal year ended January 31, 1992
        10(ac) Form of Restricted Stock Award Agreements dated January 21, 1993.
               Incorporated herein by reference to Exhibit 10(aj) filed with the
               Company's Annual Report on Form 10-K for the fiscal year ended
               January 31, 1993
        10(ad) Trust Agreement between the Company and The Bank of New York dated December 8, 1992 relating to the establishment of a master trust for the Wyle Electronics (formerly Wyle Laboratories)
               retirement plan. Incorporated herein by reference to Exhibit
               10(ak) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993
        10(ae) Credit Agreement, dated as of December 9, 1993, among Wyle
               Electronics (formerly Wyle Laboratories), various Financial
               Institutions and Bank of America NT & SA (successor by merger to
               Continental Bank N.A.), individually and as agent. Incorporated herein by reference to Exhibit 10(ad) filed with the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1993
        10(af) First Amendment to Credit Agreement, dated December 14, 1994, among Wyle Electronics (formerly Wyle Laboratories), various
               Financial Institutions and Bank of America NT & SA (successor by merger to Continental Bank N.A.), individually and as agent
        11     Calculation of Income Per Share

        13     Annual Report to Shareholders for the year ended December 31,
               1994. (Except for those portions which are expressly incorporated by reference in this filing, the Annual Report to Shareholders for the year ended December 31, 1994 is furnished for the
               information of the Commission and is not to be deemed filed as part of this report)
        21     Subsidiaries of the Company
        23     Consent of Independent Public Accountants
        27     Financial Data Schedule

b.   Reports on Form 8-K

          Completion of the sale of the Company's Scientific Services & Systems business (Item 7.), filed January 9, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wyle Electronics:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wyle Electronics' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Los Angeles, California
March 14, 1995

                                                                     SCHEDULE II

                                WYLE ELECTRONICS

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEAR ENDED JANUARY 31, 1993
                   THE ELEVEN MONTHS ENDED DECEMBER 31, 1993
                      AND THE YEAR ENDED DECEMBER 31, 1994

                                 (IN THOUSANDS)


                                      Amounts
                         Balance at  Charged to     Amounts                    Balance at
                         Beginning    Costs &       Written                      End of
                         of Period    Expenses        Off        Other (1)       Period
                         ---------   ----------   -----------   ------------   ----------
January 31, 1993:

  Allowance for
  doubtful accounts         $3,965       $3,457      $(2,352)      $(113)          $4,957
                         =========   ==========   ==========    ========       ==========

December 31, 1993:

  Allowance for
  doubtful accounts         $4,957       $1,389      $(2,213)      $  50           $4,183
                         =========   ==========   ==========    ========       ==========

December 31, 1994:

  Allowance for
  doubtful accounts         $4,183       $2,143      $  (884)      $(109)(2)       $5,333
                         =========   ==========   ==========    ========       ==========

------------
 NOTES:

 (1) Primarily represents changes in the amount of credit memo reserve.
 (2) Includes a reduction in the allowance for doubtful accounts of $138,000 associated with trade receivables sold as part of the divestiture of the Scientific Services & Systems business.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.


                                       WYLE ELECTRONICS



                                       By:  R. VAN NESS HOLLAND, JR.
                                          ----------------------------
                                            R. Van Ness Holland, Jr.
                                            Executive Vice President-
                                             Finance and Treasurer,
                                             Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                  Date
      ---------                        -----                  ----


                              Chairman and Chief
       CHARLES M. CLOUGH         Executive Officer        March 30, 1995
----------------------------
      (Charles M. Clough)



    RALPH L. OZORKIEWICZ      President                   March 30, 1995
----------------------------
   (Ralph L. Ozorkiewicz)


                              Executive Vice President-
                               Finance and Treasurer,
  R. VAN NESS HOLLAND, JR.     Chief Financial Officer    March 30, 1995
----------------------------
 (R. Van Ness Holland, Jr.)


      Signature                        Title                  Date
      ---------                        -----                  ----


     MICHAEL R. CORBOY                Director            March 30, 1995
----------------------------
    (Michael R. Corboy)


      JOHN B. FARRELL                 Director            March 30, 1995
----------------------------
     (John B. Farrell)


   THEODORE M. FREEDMAN               Director            March 30, 1995
----------------------------
  (Theodore M. Freedman)


      JOHN R. HERRING                 Director            March 30, 1995
----------------------------
     (John R. Herring)


       JACK S. KILBY                  Director            March 30, 1995
----------------------------
      (Jack S. Kilby)


      EDWARD SANDERS                  Director            March 30, 1995
----------------------------
     (Edward Sanders)


      STANLEY A. WAINER               Director            March 30, 1995
----------------------------
     (Stanley A. Wainer)


         KIRK WEST                    Director            March 30, 1995
----------------------------
        (Kirk West)


       FRANK S. WYLE                  Director            March 30, 1995
----------------------------
      (Frank S. Wyle)


      F. STEPHEN WYLE                 Director            March 30, 1995
----------------------------
     (F. Stephen Wyle)


                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

Exhibits:
---------

  3(a) Restated Articles of Incorporation of the Company dated June 16, 1986, as amended to date
  3(b)   Bylaws of the Company, as amended to date
  4(c) Amended And Restated Rights Agreement between Wyle Electronics and Chemical Bank as Rights Agent, dated February 23, 1995
 10(k) Employment Agreement between Ralph L. Ozorkiewicz and the Company dated January 1, 1995
 10(l) Employment Agreement between Joseph A. Adamczyk and the Company dated January 1, 1995
 10(m) Employment Agreement between R. Van Ness Holland, Jr. and the Company dated January 1, 1995
 10(n) Employment Agreement between James N. Smith and the Company dated January 1, 1995
 10(af) First Amendment to Credit Agreement, dated December 14, 1994, among Wyle Electronics (formerly Wyle Laboratories), various Financial Institutions and Bank of America NT & SA (successor by merger to Continental Bank N.A.), individually and as agent
 11      Calculation of Income Per Share
 13 Annual Report to Shareholders for the year ended December 31, 1994. (Except for those portions which are expressly incorporated by reference in this filing, the Annual Report to Shareholders for the year ended December 31, 1994 is furnished for the information of the Commission and is not to be deemed filed as part of this report)

 21      Subsidiaries of the Company
 23      Consent of Independent Public Accountants
 27      Financial Data Schedule