Form 10-Q
period 1995-03-31
WYLE ELECTRONICS
filed 1995-05-15
CIK 108683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

- ----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                 to
                                        --------------    --------------------

        Commission file number 1-5374


                                WYLE ELECTRONICS
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                 95-1779998
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


     15370 BARRANCA PARKWAY
     IRVINE, CALIFORNIA                                      92718
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (714) 753-9953
                                                    ----------------------------

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes       X       No
                                          -----------      -----------

At April 30, 1995 registrant had 12,299,328 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

                                WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)

                                                                 Three Months
                                                                 Ended March 31,
                                                           ---------------------------
                                                             1995               1994
                                                           ---------         ---------
Net sales                                                  $250,036           $175,579
                                                           --------           --------

Costs and expenses
 Cost of sales                                              209,699            146,716
 Selling & administrative expenses                           29,155             25,495
 Interest expense, net                                          294                142
 Miscellaneous, net                                            (235)              (124)
                                                           --------           --------
                                                            238,913            172,229
                                                           --------           --------

Income from continuing operations before income taxes        11,123              3,350
 Income taxes                                                 4,393              1,233
                                                           --------           --------
Income from continuing operations                             6,730              2,117
Income from discontinued operations, net of taxes                 -                692
                                                           --------           --------
Net income                                                 $  6,730           $  2,809
                                                           ========           ========

Income per share:
 Income from continuing operations                         $    .54           $    .17
                                                           ========           ========
 Income from discontinued operations, net of taxes         $      -           $    .06
                                                           ========           ========
 Net income                                                $    .54           $    .23
                                                           ========           ========
Average common and common equivalent shares                  12,457             12,454
                                                           ========           ========
Dividends per share                                        $    .07           $    .07
                                                           ========           ========

                            See accompanying notes.

                                WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 (Unaudited)
ASSETS                                              3/31/95     12/31/94
- ------                                             --------    ---------
Current assets
 Cash and cash equivalents                         $ 12,094    $   9,319
 Receivables (less allowances of $5,839 at
 3/31/95 and $5,333 at 12/31/94)                    131,528      115,082
 Inventories                                        143,857      140,332
 Prepaid expenses                                    10,389        9,301
                                                   --------    ---------
 Total current assets                               297,868      274,034
                                                   --------    ---------

Property, plant and equipment                        37,978       32,666
Less accumulated depreciation                        17,340       17,169
                                                   --------    ---------

                                                     20,638       15,497
                                                   --------    ---------

Other assets                                         15,992       16,382
                                                   --------    ---------

 Total Assets                                      $334,498    $ 305,913
                                                   ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
 Current maturities of long-term debt              $  3,000    $   3,000
 Accounts payable                                    88,141       70,444
 Accrued expenses                                    33,605       29,817
                                                   --------    ---------

 Total current liabilities                          124,746      103,261
                                                   --------    ---------

Long-term debt, less current maturities              18,500       17,802
                                                   --------    ---------

Other liabilities                                    24,483       25,104
                                                   --------    ---------

Commitments and contingencies                             -            -
                                                   --------    ---------

Shareholders' equity
 Common stock                                        88,471       86,647
 Retained earnings                                   78,298       73,099
                                                   --------    ---------

                                                    166,769      159,746
                                                   --------    ---------

 Total Liabilities and Shareholders' Equity        $334,498    $ 305,913
                                                   ========    =========


                            See accompanying notes.

                               WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        (In thousands)
                                                                        Three Months
                                                                        Ended March 31,
                                                                     ---------------------
                                                                       1995        1994
                                                                     ---------   ---------
OPERATING ACTIVITIES
 Net income                                                          $  6,730    $  2,809
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                         1,071       1,598
  Provision for losses on receivables                                     981         338
  Provision for deferred income taxes                                  (1,322)       (700)
 (Increase) in receivables                                            (17,427)    (14,830)
 (Increase) in inventories                                             (3,525)     (1,077)
 Decrease in prepaid expenses                                           1,012       2,731
 Increase in accounts payable                                          17,697       4,354
 Increase in accrued expenses                                           3,788       3,445
 Other, net                                                                49        (227)
                                                                     --------    --------
  Net cash provided by (used for) operating activities                  9,054      (1,559)
                                                                     --------    --------

FINANCING ACTIVITIES
 Additions to long-term debt                                              698           -
 Payments of long-term debt                                                 -      (1,120)
 Exercise of stock options                                              1,955         350
 Dividends on common stock                                               (863)       (857)
 Purchase of common stock                                                (848)          -
                                                                     --------    --------

  Net cash provided by (used for) financing activities                    942      (1,627)
                                                                     --------    --------

INVESTING ACTIVITIES
 Additions to property, plant and equipment                            (6,161)     (1,957)
 Additions to other non-current assets and liabilities, net            (1,060)       (551)
                                                                     --------    --------
  Net cash (used for) investing activities                             (7,221)     (2,508)
                                                                     --------    --------
Increase (decrease) in cash and cash equivalents                        2,775      (5,694)
Cash and cash equivalents at beginning of period                        9,319      23,748
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 12,094    $ 18,054
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                           $    395    $    260
  Income taxes                                                            114          17

                            See accompanying notes.

                                WYLE ELECTRONICS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 -- Basis of Presentation

 The consolidated financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1994. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1994.

 The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

 The company's fiscal quarters are on a 13-week basis. The first quarter of 1995 ended on April 2, 1995 (the Sunday nearest March 31, 1995). Last year's first quarter ended on April 3, 1994. For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.


Note 2 -- Discontinued Operations

 On December 23, 1994, the company completed the sale of its Scientific Services & Systems (SS&S) business. Accordingly, operating results of SS&S are classified as discontinued operations on the company's statement of income for 1994. Sales applicable to discontinued operations for the three months ended March 31, 1994 totaled $21,616,000. Income from discontinued operations for the first quarter of 1994 is net of an income tax provision of $490,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
- ---------------------

Consolidated sales for the first quarter ended March 31, 1995 totaled $250,036,000, up 42% compared to the three months ended March 31, 1994. Income from continuing operations aggregated $6,730,000 for the first quarter, an increase of 218% versus the corresponding period last year. After giving effect to the company's former Scientific Services & Systems business, which was accounted for as a discontinued operation in the previous year, net income for the prior year totaled $2,809,000.

The first quarter gain in sales, in comparison to the prior year, resulted mainly from a rise in demand for semiconductor products, particularly those offered through the company's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other design/programming services. The company also registered higher shipments of computer products versus last year, primarily computer systems and mass storage devices.

The improvement in income from continuing operations for the first quarter, compared to the previous year, primarily reflects increased sales levels. Earnings also benefited from lower selling and administrative expense as a percentage of sales due, in part, to incurring substantial expansion-related costs during last year's first quarter. An interest rate swap agreement previously entered into by the company had an immaterial effect on overall interest expense for the periods presented.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The company's financial results have in the past reflected variations from period-to-period due to these factors.


Financial Condition
- -------------------

Working capital as of March 31, 1995 totaled $173,122,000, up $2,349,000 from December 31, 1994. The growth in working capital can be attributed primarily to increased trade receivables due to higher sales levels, offset partially by a rise in accounts payable. The current ratio at March 31, 1995 and December 31, 1994 was 2.4 and 2.7, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 10% at March 31, 1995 and December 31, 1994.

Capital expenditures for the three months ended March 31, 1995 aggregated $6,161,000, which are up from the corresponding period of the prior year due mainly to the construction of a new warehouse/value-added distribution center. Capital outlays in 1995 for this new facility, which is planned to be completed during the second half of the year, are currently expected to aggregate approximately $16-18 million.

The company's cash requirements for 1995 are expected to be higher than normal due primarily to funds required to finance capital outlays for the construction of the new value-added distribution center. Also, during the fourth quarter of 1994, the company reactivated a plan to purchase from time to time up to 1,500,000 shares of the corporation's common stock in the open market, or through negotiated purchases. The company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow and bank borrowings.

PART II - OTHER INFORMATION
- ---------------------------


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



                                     WYLE ELECTRONICS



Date: May 15, 1995                   By: R. VAN NESS HOLLAND, JR.
                                         --------------------------
                                         R. Van Ness Holland, Jr.
                                         Executive Vice President-
                                         Finance and Treasurer,
                                         Chief Financial Officer

                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-Q

                      For the Quarter Ended March 31, 1995



Exhibits:
- --------

   11.   Calculation of Income Per Share

   27.   Financial Data Schedule