Form 10-Q
period 1995-06-30
WYLE ELECTRONICS
filed 1995-08-14
CIK 108683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ____________________

        Commission file number 1-5374


                                WYLE ELECTRONICS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                    95-1779998
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


       15370 BARRANCA PARKWAY
         IRVINE, CALIFORNIA                                 92718
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (714) 753-9953
                                                  -----------------------------


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         ------    ------

At July 31, 1995 registrant had 12,335,878 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                                WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)

                                               Three Months             Six Months
                                              Ended June 30,          Ended June 30,
                                           ---------------------   ---------------------
                                             1995        1994        1995        1994
                                           ---------   ---------   ---------   ---------

Net sales                                  $254,899    $188,104    $504,935    $363,683
                                           --------    --------    --------    --------

Costs and expenses
 Cost of sales                              209,696     156,791     419,395     303,507
 Selling & administrative expenses           30,514      25,878      59,669      51,373
 Interest expense, net                          603         246         897         388
 Miscellaneous, net                            (417)        (74)       (652)       (198)
                                           --------    --------    --------    --------

                                            240,396     182,841     479,309     355,070
                                           --------    --------    --------    --------

Income from continuing operations
 before income taxes                         14,503       5,263      25,626       8,613
 Income taxes                                 5,729       1,945      10,122       3,178
                                           --------    --------    --------    --------

Income from continuing operations             8,774       3,318      15,504       5,435
Income from discontinued operations,
 net of taxes                                     -         976           -       1,668
                                           --------    --------    --------    --------

Net income                                 $  8,774    $  4,294    $ 15,504    $  7,103
                                           ========    ========    ========    ========

Income per share:
 Income from continuing operations         $    .70    $    .27    $   1.24    $    .44
                                           ========    ========    ========    ========
 Income from discontinued operations,
  net of taxes                             $      -    $    .08    $      -    $    .13
                                           ========    ========    ========    ========
 Net income                                $    .70    $    .35    $   1.24    $    .57
                                           ========    ========    ========    ========

Average common and common
 equivalent shares                           12,575      12,411      12,526      12,431
                                           ========    ========    ========    ========

Dividends per share                        $    .07    $    .07    $    .14    $    .14
                                           ========    ========    ========    ========

                            See accompanying notes.

                                     1 of 8

                                WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 (Unaudited)
ASSETS                                              6/30/95     12/31/94
------                                             --------    ---------

Current assets
 Cash and cash equivalents                         $  9,636    $   9,319
 Receivables (less allowances of $5,933 at
  6/30/95 and $5,333 at 12/31/94)                   144,818      115,082
 Inventories                                        160,402      140,332
 Prepaid expenses                                     9,732        9,301
                                                   --------    ---------

 Total current assets                               324,588      274,034
                                                   --------    ---------

Property, plant and equipment                        43,973       32,666
Less accumulated depreciation                        18,363       17,169
                                                   --------    ---------

                                                     25,610       15,497
                                                   --------    ---------

Other assets                                         17,575       16,382
                                                   --------    ---------

 Total Assets                                      $367,773    $ 305,913
                                                   ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
 Current maturities of long-term debt              $  3,000    $   3,000
 Accounts payable                                    90,262       70,444
 Accrued expenses                                    26,255       29,817
                                                   --------    ---------

 Total current liabilities                          119,517      103,261
                                                   --------    ---------

Long-term debt, less current maturities              48,111       17,802
                                                   --------    ---------

Other liabilities                                    25,082       25,104
                                                   --------    ---------

Commitments and contingencies                             -            -
                                                   --------    ---------

Shareholders' equity
 Common stock                                        88,853       86,647
 Retained earnings                                   86,210       73,099
                                                   --------    ---------

                                                    175,063      159,746
                                                   --------    ---------

 Total Liabilities and Shareholders' Equity        $367,773    $ 305,913
                                                   ========    =========


                            See accompanying notes.

                                     2 of 8

                               WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      (In thousands)
                                                                        Six Months
                                                                       Ended June 30,
                                                                 ---------------------------
                                                                    1995            1994
                                                                 -----------   -------------
OPERATING ACTIVITIES
 Net income                                                        $ 15,504          $  7,103
 Adjustments to reconcile net income to net cash
  (used for) operating activities:
  Depreciation and amortization                                       2,221             3,284
  Provision for losses on receivables                                 1,623               606
  Provision for deferred income taxes                                (1,888)           (1,302)
 (Increase) in receivables                                          (31,359)          (33,413)
 (Increase) in inventories                                          (20,070)          (15,054)
 Decrease in prepaid expenses                                           686             1,074
 Increase in accounts payable                                        19,818             3,328
 Increase (decrease) in accrued expenses                             (3,562)            3,413
 Other, net                                                              98               370
                                                                   --------          --------
  Net cash (used for) operating activities                          (16,929)          (30,591)
                                                                   --------          --------
FINANCING ACTIVITIES
 Additions to long-term debt                                         30,309            20,001
 Payments of long-term debt                                               -            (1,120)
 Exercise of stock options                                            2,288               360
 Dividends on common stock                                           (1,725)           (1,714)
 Purchase of common stock                                              (848)                -
                                                                   --------          --------

  Net cash provided by financing activities                          30,024            17,527
                                                                   --------          --------

INVESTING ACTIVITIES
 Additions to property, plant and equipment                         (12,217)           (3,927)
 Additions to other non-current assets and liabilities, net            (561)             (625)
                                                                   --------          --------
  Net cash (used for) investing activities                          (12,778)           (4,552)
                                                                   --------          --------
Increase (decrease) in cash and cash equivalents                        317           (17,616)
Cash and cash equivalents at beginning of period                      9,319            23,748
                                                                   --------          --------

Cash and cash equivalents at end of period                         $  9,636          $  6,132
                                                                   ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                         $  1,071          $    563
  Income taxes                                                       11,272             4,231

                            See accompanying notes.

                                     3 of 8

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

 The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

 The company's fiscal quarters are on a 13-week basis. The second quarter of 1995 ended on July 2, 1995 (the Sunday nearest June 30, 1995). Last year's second quarter ended on July 3, 1994. For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.


Note 2 -- Discontinued Operations

 On December 23, 1994, the company completed the sale of its Scientific Services & Systems (SS&S) business. Accordingly, operating results of SS&S are classified as discontinued operations on the company's statement of income for 1994. Sales applicable to discontinued operations for the three and six month periods ended June 30, 1994 totaled $21,017,000 and $42,633,000, respectively. Income from discontinued operations for the three and six month periods ended June 30, 1994 is net of an income tax provision of $685,000 and $1,175,000, respectively.

                                     4 of 8

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations
---------------------

Consolidated sales for the three and six months ended June 30, 1995 totaled $254,899,000 and $504,935,000, respectively. Income from continuing operations aggregated $8,774,000 for the current year's second quarter and $15,504,000 for the year-to-date. In comparison to the prior year, sales rose by 36% in the second quarter and advanced 39% for the first half. Income from continuing operations, versus the previous year, grew by 164% in the second quarter and increased 185% for the first six months. After giving effect to the company's former Scientific Services & Systems business, which was accounted for as a discontinued operation in the previous year, net income for the prior year totaled $4,294,000 for the second quarter and $7,103,000 for the first half.

The higher sales for the second quarter and first six months, in comparison to the prior year, resulted mainly from a rise in demand for semiconductor products, particularly those offered through the company's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other design/programming services. Shipments of lower-margin PC microprocessors in this year's second quarter were down significantly from the corresponding period last year. The company registered higher shipments of computer products versus last year, primarily computer systems and mass storage devices.

The increase in income from continuing operations for the second quarter and first half, in comparison to the prior year, reflects primarily the company's growth in sales. Additionally, the company's aggregate gross margin percentage increased in the second quarter, versus the same period last year, due mainly to a change in the mix of products sold. Earnings for the current year have also benefited from lower selling and administrative expense as a percentage of sales, due in part to an increase in sales for the company's new expansion branches, which began operations in mid-1993.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The company's financial results have in the past reflected variations from period-to-period due to these factors.


Financial Condition
-------------------

Working capital as of June 30, 1995 totaled $205,071,000, up $34,298,000 from December 31, 1994. The growth in working capital can be attributed primarily to increased trade receivables and inventories due to higher sales levels, offset partially by a rise in accounts payable. The current ratio at June 30, 1995 and December 31, 1994 was 2.7. The percentage of long-term debt to total capital (long-term debt plus equity) was 22% and 10% at June 30, 1995 and December 31, 1994, respectively. The higher percentage primarily reflects an increase in long-term credit line borrowings, offset partially by increased shareholders' equity with the addition of year-to-date income.

Capital expenditures for the six months ended June 30, 1995 aggregated $12,217,000, which are up from the corresponding period of the prior year due mainly to the construction of a new warehouse/value-added distribution center. Capital outlays in 1995 for this new facility, which is planned to be completed during the second half of the year, are currently expected to aggregate approximately $18-19 million.

                                     5 of 8

The company's cash requirements for 1995 will be higher than normal due primarily to funds required to finance capital outlays for the construction of the new value-added distribution center. The company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow and available committed and non-committed bank borrowings.


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)  The company's Annual Meeting of Shareholders was held on May 9, 1995.

(b)  Not applicable.

(c) At the company's 1995 Annual Meeting of Shareholders, shareholders elected the company's board of directors with voting results for each director as follows:

                                       Shares Voted
                                    --------------------
                Director               For       Against
          ---------------------     ----------   -------
          Charles M. Clough         11,062,434   175,212
          Michael M. Corboy         11,023,641   214,005
          Theodore M. Freedman      11,023,760   213,886
          Jack S. Kilby             11,017,916   219,730
          Ralph L. Ozorkiewicz      11,025,289   212,357
          Edward Sanders            11,015,397   222,249
          Stanley A. Wainer         11,017,353   220,293
          Kirk West                 11,023,127   214,519
          Frank S. Wyle             11,017,853   219,793

   The shareholders approved the elimination of cumulative voting in the election of directors with 6,463,792 shares voting for the proposal, 3,947,670 shares voting against the proposal, 44,393 shares abstaining and 781,791 shares were withheld.

   The shareholders approved the classification of the company's board of directors with 7,208,218 shares voting for the proposal, 3,210,654 shares voting against the proposal, 45,033 shares abstaining and 773,741 shares were withheld.

   The shareholders approved the company's 1995 Stock Incentive Plan with 8,896,108 shares voting for the plan, 2,127,831 shares voting against the plan, 212,697 shares abstaining and 1,010 shares were withheld.

   On March 15, 1995, the record date for the determination of shareholders entitled to notice of and to vote at the 1995 Annual Meeting of Shareholders, 12,335,556 shares of the company's Common Stock were outstanding and entitled to vote.

                                     6 of 8

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          (a)   Exhibits:

                3(a).  Restated Articles of Incorporation of the
                       Company, as amended to date

                3(b).  Bylaws of the Company, as amended to date

                11.    Calculation of Income Per Share

                27.    Financial Data Schedule

          (b)  Reports on Form 8-K:

               None.

No responses are given to any other items of Part II because the answers are either negative or not applicable.

                                     7 of 8

                                   SIGNATURE
                                   ---------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     WYLE ELECTRONICS



Date: August 14, 1995                By:  R. VAN NESS HOLLAND, JR.
                                          --------------------------
                                          R. Van Ness Holland, Jr.
                                          Executive Vice President-
                                          Finance and Treasurer,
                                          Chief Financial Officer

                                     8 of 8

                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-Q

                      For the Quarter Ended June 30, 1995


Exhibits:
--------
 3(a).       Restated Articles of Incorporation of the Company, as amended to date

 3(b).       Bylaws of the Company, as amended to date

 11.         Calculation of Income Per Share

 27.         Financial Data Schedule