Form 10-Q
period 1995-09-30
WYLE ELECTRONICS
filed 1995-11-14
CIK 108683

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934


        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

        Commission file number 1-5374


                                WYLE ELECTRONICS
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                    95-1779998
-------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


        15370 BARRANCA PARKWAY
          IRVINE, CALIFORNIA                                     92718
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (714) 753-9953
                                                  -----------------------------


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X       No
                                          _____         _____

At October 31, 1995 registrant had 12,372,663 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                                WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                        Three Months                          Nine Months
                                                     Ended September 30,                  Ended September 30,
                                                   -----------------------               --------------------
                                                     1995           1994                   1995        1994
                                                   --------       --------               --------    --------
Net sales                                          $273,499       $204,148               $778,434    $567,831
                                                   --------       --------               --------    --------

Costs and expenses
 Cost of sales                                      224,379        171,081                643,774     474,588
 Selling & administrative expenses                   31,391         25,745                 91,060      77,118
 Special charge                                           -          1,900                      -       1,900
 Interest expense, net                                1,043            370                  1,940         758
 Miscellaneous, net                                    (214)          (253)                  (866)       (451)
                                                   --------       --------               --------    --------

                                                    256,599        198,843                735,908     553,913
                                                   --------       --------               --------    --------

Income from continuing operations
 before income taxes                                 16,900          5,305                 42,526      13,918
 Income taxes                                         6,761          2,180                 16,883       5,358
                                                   --------       --------               --------    --------

Income from continuing operations                    10,139          3,125                 25,643       8,560
Discontinued operations
 Income (loss) from operations,
   net of taxes                                           -           (250)                     -       1,418
 Loss on sale, net of taxes                               -        (13,442)                     -     (13,442)
                                                   --------       --------               --------    --------

Net income (loss)                                  $ 10,139       $(10,567)              $ 25,643    $ (3,464)
                                                   ========       ========               ========    ========

Income (loss) per share:
 Income from continuing operations                 $    .80       $    .25               $   2.03    $    .69
                                                   ========       ========               ========    ========
 Discontinued operations
   Income (loss) from operations,
     net of taxes                                  $      -       $   (.02)              $      -    $    .11
                                                   ========       ========               ========    ========
  Loss on sale, net of taxes                       $      -       $  (1.08)              $      -    $ (1 .08)
                                                   ========       ========               ========    ========
 Net income (loss)                                 $    .80       $   (.85)              $   2.03    $   (.28)
                                                   ========       ========               ========    ========

Average common and common
 equivalent shares                                   12,726         12,427                 12,613      12,432
                                                   ========       ========               ========    ========

Dividends per share                                $    .07       $    .07               $    .21    $    .21
                                                   ========       ========               ========    ========

                            See accompanying notes.

                                    1 of 8

                               WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                 (Unaudited)
ASSETS                                                                             9/30/95     12/31/94
------                                                                            --------    ---------
Current assets
 Cash and cash equivalents                                                        $ 11,797    $   9,319
 Receivables (less allowances of $6,528 at 9/30/95 and
  $5,333 at 12/31/94)                                                              150,665      115,082
 Inventories                                                                       176,105      140,332
 Prepaid expenses                                                                    6,765        9,301
                                                                                  --------    ---------

 Total current assets                                                              345,332      274,034
                                                                                  --------    ---------

Property, plant and equipment                                                       50,518       32,666
Less accumulated depreciation                                                       19,258       17,169
                                                                                  --------    ---------

                                                                                    31,260       15,497
                                                                                  --------    ---------

Other assets                                                                        17,107       16,382
                                                                                  --------    ---------

 Total Assets                                                                     $393,699    $ 305,913
                                                                                  ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
 Current maturities of long-term debt                                             $  3,000    $   3,000
 Accounts payable                                                                   78,749       70,444
 Accrued expenses                                                                   28,090       29,817
                                                                                  --------    ---------

 Total current liabilities                                                         109,839      103,261
                                                                                  --------    ---------

Long-term debt, less current maturities                                             73,376       17,802
                                                                                  --------    ---------

Other liabilities                                                                   24,961       25,104
                                                                                  --------    ---------

Commitments and contingencies                                                            -            -
                                                                                  --------    ---------

Shareholders' equity
 Common stock                                                                       90,036       86,647
 Retained earnings                                                                  95,487       73,099
                                                                                  --------    ---------

                                                                                   185,523      159,746
                                                                                  --------    ---------

 Total Liabilities and Shareholders' Equity                                       $393,699    $ 305,913
                                                                                  ========    =========

                            See accompanying notes.

                                    2 of 8

                               WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  (In thousands)
                                                                                    Nine Months
                                                                                Ended September 30,
                                                                            --------------------------
                                                                               1995             1994
                                                                            --------          --------
OPERATING ACTIVITIES
 Net income (loss)                                                          $ 25,643          $ (3,464)
 Adjustments to reconcile net income (loss) to net cash
  (used for) operating activities:
  Depreciation and amortization                                                3,472             4,946
  Provision for losses on receivables                                          2,133             1,521
  Provision for deferred income taxes                                          1,861            (1,748)
  Loss on sale of discontinued operations                                          -            13,442
 (Increase) in receivables                                                   (37,716)          (35,310)
 (Increase) in inventories                                                   (35,773)          (29,816)
 Decrease in prepaid expenses                                                    163             2,665
 Increase in accounts payable                                                  8,305            24,290
 Increase (decrease) in accrued expenses                                      (1,727)            7,276
 Other, net                                                                      142               310
                                                                            --------          --------

  Net cash (used for) operating activities                                   (33,497)          (15,888)
                                                                            --------          --------

FINANCING ACTIVITIES
 Additions to long-term debt                                                  55,574            13,001
 Payments of long-term debt                                                        -            (1,120)
 Exercise of stock options                                                     3,430               444
 Dividends on common stock                                                    (2,591)           (2,572)
 Repurchase of common stock                                                     (847)                -
                                                                            --------          --------

  Net cash provided by financing activities                                   55,566             9,753
                                                                            --------          --------

INVESTING ACTIVITIES
 Additions to property, plant and equipment                                  (19,130)           (5,866)
 Additions to other non-current assets and liabilities, net                     (461)             (615)
                                                                            --------          --------

  Net cash (used for) investing activities                                   (19,591)           (6,481)
                                                                            --------          --------

Increase (decrease) in cash and cash equivalents                               2,478           (12,616)
Cash and cash equivalents at beginning of period                               9,319            23,748
                                                                            --------          --------

Cash and cash equivalents at end of period                                  $ 11,797          $ 11,132
                                                                            ========          ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
  Interest                                                                  $  2,188          $    950
  Income taxes                                                                14,912             7,282

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

The consolidated financial statements include the accounts of the company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

The company's fiscal quarters are on a 13-week basis. The third quarter of 1995 ended on October 1, 1995 (the Sunday nearest September 30, 1995). Last year's third quarter ended on October 2, 1994. For clarity of presentation, the company uses calendar month-end dates for financial reporting purposes.


Note 2 -- Discontinued Operations

On December 23, 1994, the company completed the sale of its Scientific Services & Systems (SS&S) business to WESS Investment Corporation (WESS). During the third quarter ended September 30, 1994, the company recorded the originally expected loss on sale of this discontinued operation of $13,442,000, which is net of income tax benefits of $8,416,000. On March 13, 1995, the company was notified that WESS was not awarded the renewal of a certain major SS&S contract which, in accordance with provisions of the Asset Purchase Agreement between the company and WESS, resulted in a reduction in the purchase price paid by WESS. Consequently, the loss on sale of discontinued operations was increased by $2,337,000, after tax, and this amount was included in the fourth quarter results of operations, bringing the total loss on sale, net of income taxes, to $15,779,000 for the year ended December 31, 1994.

Operating results for SS&S are classified as discontinued operations on the company's consolidated statements of income for 1994. Sales applicable to discontinued operations for the three and nine month periods ended September 30, 1994 totaled $18,443,000 and $61,076,000, respectively. Income (loss) from discontinued operations is net of an income tax provision (benefit) of $(139,000) for the third quarter and $1,036,000 for the nine months ended September 30, 1994.


Note 3 -- Contingencies

See PART II - OTHER INFORMATION, Item 1.  Legal Proceedings.

                                    4 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales for the three and nine months ended September 30, 1995 totaled $273,499,000 and $778,434,000, respectively. Income from continuing operations aggregated $10,139,000 for the current year's third quarter and $25,643,000 for the year-to-date. In comparison to the prior year, sales rose by 34% in the third quarter and advanced 37% for the first nine months. Income from continuing operations grew by 224% in the third quarter and increased 200% for the nine months versus the prior year periods. For the third quarter ended September 30, 1994, the company recorded a special charge to continuing operations of $1.9 million ($1.2 million after tax) primarily for anticipated legal expenses associated with a lawsuit filed by Avnet, Inc. (see Note 3 -- Contingencies).

During the third quarter ended September 30, 1994, the company recorded the originally expected loss on sale of its Scientific Services & Systems (SS&S) operation of $13,442,000, after income taxes, and accounted for this business as a discontinued operation. After recording the loss on sale and income (loss) from discontinued operations, the company in the previous year reported a net loss of $10,567,000 for the third quarter and $3,464,000 for the nine months ended September 30, 1994.

The higher sales for the third quarter and first nine months ended September 30, 1995, in comparison to the prior year, resulted mainly from increased shipments of semiconductor products, particularly those offered through the company's value-added activities such as kitting, turnkey manufacturing, autoreplenishment, design of application specific integrated circuits (ASICs) and other semiconductor design/programming services. Shipments of lower-margin PC microprocessors this year were down from the corresponding periods of the prior year. The company also registered significantly higher shipments of computer systems and mass storage devices for both the quarter and nine months versus last year.

The increase in income from continuing operations for the third quarter and year-to-date over the prior year reflects primarily the company's growth in sales. Additionally, the company's aggregate gross margin percentage has increased in comparison to last year, due mainly to a change in the mix of products sold. Earnings for the current year have also benefited from lower selling and administrative expense as a percentage of sales, due in part to an increase in sales for the company's new expansion branches, which began operations in mid-1993.

The electronics distribution industry is highly sensitive to fluctuating market conditions primarily caused by changes in the supply and demand for semiconductors and computer products. The company's financial results have in the past reflected variations from period-to-period due to these factors.

Financial Condition
-------------------

Working capital as of September 30, 1995 totaled $235,493,000, up $64,720,000 from December 31, 1994. The growth in working capital can be attributed primarily to an increase in trade receivables and inventories due to higher sales levels, offset partially by a rise in accounts payable. The current ratio at September 30, 1995 and December 31, 1994 was 3.1 and 2.7, respectively. The percentage of long-term debt to total capital (long-term debt plus equity) was 28% at September 30, 1995 and 10% at December 31, 1994. The higher percentage primarily reflects an increase in bank borrowings, offset partially by an increase in shareholders' equity with the addition of year-to-date net income.

                                    5 of 8

Capital expenditures for the nine months ended September 30, 1995 aggregated $19,130,000, which are up from the corresponding period of the prior year due mainly to the construction of a new warehouse/value-added distribution center. Capital outlays in 1995 for this new facility, which is on schedule to become fully operational in 1996, are currently expected to aggregate approximately $18 million.

The company's cash requirements for 1995 have been higher than normal due to funds required to finance capital outlays for the construction of the new warehouse/value-added distribution center, combined with increased levels of working capital to support sales growth. The company's near-term cash requirements are expected to be provided through a combination of internally generated cash flow, available committed and non-committed bank borrowings, and other financing sources.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings
        -----------------

In May 1993, Avnet, Inc. ("Avnet") and Hall-Mark Electronics Corporation ("Hall-Mark") filed a civil action against the company and a former employee of Hall-Mark in the Superior Court of Fulton County, Georgia, seeking injunctive and unspecified monetary damages, alleging, inter alia, that the company tortiously interfered with the employment relations of Hall-Mark and its employees and that the company tortiously interfered with a proposed business combination between the plaintiffs, which combination was consummated subsequently. Plaintiffs' motion for a preliminary injunction was denied in part by the trial court and affirmed by the Georgia Supreme Court in December 1993. The company has filed a counterclaim against plaintiffs, alleging, inter alia, that plaintiffs have tortiously interfered with the company's business and employment relations. On October 31, 1995, plaintiffs dismissed their claims without prejudice in Georgia, and the Georgia court then dismissed the counterclaim. In September, 1995, the plaintiffs had refiled the same action against the company and some former employees in the Circuit Court of Hillsborough County, Florida, which the company has now moved to dismiss. The Florida litigation is still pending. While this litigation is in the pretrial stage, the company believes that plaintiffs' complaint is without merit and will contest it vigorously. The company recorded a special charge of $1,900,000 during the third quarter of 1994, primarily for anticipated legal expenses associated with the defense of this litigation. Although the company believes that a result adverse to the company in this matter is unlikely, there can be no assurance as to its outcome or the ultimate impact on the company's net income or financial position.

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



                                            WYLE ELECTRONICS



Date: November 14, 1995                     By:  /s/ R. VAN NESS HOLLAND, JR.
                                                 ---------------------------
                                                 R. Van Ness Holland, Jr.
                                                 Executive Vice President-
                                                 Finance and Treasurer,
                                                 Chief Financial Officer

                                    8 of 8

                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-Q

                    For the Quarter Ended September 30, 1995



Exhibits:
--------


  3(b).      Bylaws of the Company, as amended to date

  11.        Calculation of Income Per Share

  27.        Financial Data Schedule