Form 10-K
period 1995-12-31
WYLE ELECTRONICS
filed 1996-04-01
CIK 108683

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to __________________

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
                                (714) 753-9953

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------                 -----------------------------------------
     Common Stock                              New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO
                                                    -----     -----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE AT WHICH SUCH STOCK WAS SOLD ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 29, 1996, WAS $397,754,743.

  AT FEBRUARY 29, 1996, THE REGISTRANT HAD 12,538,169 SHARES OF COMMON STOCK OUTSTANDING.

  PARTS I AND III INCORPORATE INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FILED IN CONNECTION WITH THE REGISTRANT'S 1996 ANNUAL MEETING OF SHAREHOLDERS. PARTS I AND II INCORPORATE INFORMATION BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               WYLE ELECTRONICS

                                     PART I

ITEM 1.  BUSINESS

     Wyle Electronics (the "Company") is a leading international electronics distributor marketing semiconductors and computer products, as well as providing value-added services. These services include complex materials management systems and engineering design services for application-specific integrated circuits, including field and programmable logic devices. Wyle Electronics, formerly Wyle Laboratories, was founded in 1949 and incorporated in California in 1953.

     On January 2, 1996, the company purchased all the outstanding capital stock of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries.

     On December 23, 1994, the Company completed the sale of its Scientific Services & Systems ("SS&S") business to a buy-out group led by William E. Simon & Sons and certain members of the SS&S management along with two former and one current member of the Company's Board of Directors.

     In January 1995, the Company changed its name from Wyle Laboratories to Wyle Electronics to more accurately reflect the Company's business activities following the sale of discontinued operations.

                          CUSTOMERS AND MARKETS SERVED
                          ----------------------------

     The Company serves a broad base of customers in the computer, telecommunications, military and industrial markets. The Company believes it offers its products and services in all major electronic products markets within the United States, through a network of 33 sales facilities. The Company's sales facilities are located in Huntsville, Alabama; Phoenix, Arizona; Garden Grove, Irvine, Los Angeles, Sacramento, San Diego and Santa Clara, California; Denver, Colorado; Wallingford, Connecticut; Fort Lauderdale, Orlando and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Boston Massachusetts; Baltimore, Maryland; Minneapolis, Minnesota; Pine Brook, New Jersey; Long Island and Rochester, New York; Raleigh, North Carolina; Cleveland and Dayton, Ohio; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Dallas and Houston, Texas; Provo and Salt Lake City, Utah; Seattle, Washington; and Milwaukee, Wisconsin.

     With the acquisition of Ginsbury, the Company also provides products and services to European markets from sales locations in Denmark, Finland, France, Germany, Sweden and the United Kingdom.

                      PRODUCTS SOLD AND SERVICES RENDERED

     The Company stocks approximately 35,000 items from over 50 electronic component and computer product suppliers. Principal products distributed include semiconductors and computer products (e.g., microcomputer systems, board level subsystems and peripherals). For the year ended December 31, 1995, semiconductor and computer product sales represented approximately 75% and 25%, respectively, of total sales.

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

     During the year ended December 31, 1995, the Company's ten largest suppliers, which in aggregate represented 80% of its sales, were Intel, Digital Equipment Corporation, Texas Instruments, Motorola, Advanced Micro Devices, Altera, Quantum, Micron Technology, LSI Logic and Philips. For the year ended December 31, 1995, Intel and Digital Equipment Corporation, the Company's two largest suppliers, accounted for approximately 17% and 12%, respectively, of its sales.

     The Company focuses on providing higher complexity semiconductor products such as user-configurable and fixed ASIC (application-specific integrated circuit) devices. The Company distributes a full range of semiconductor technologies, from discrete transistors through field programmable logic and gate arrays.

     The principal computer products offered by the Company include medium and small scale multi-user systems, workstations, personal computers, motherboards and related peripheral equipment products. The Company's peripheral equipment products include mass storage products, terminals, controllers, and printers.

     The Company provides specialized value-added services such as kitting, turnkey manufacturing, autoreplenishment, design engineering, programming and testing of semiconductor products, computer systems integration and technical support. These value-added services are designed to enhance the competitiveness of the Company's customers by providing cost efficiencies and the ability to introduce products into the marketplace more quickly and efficiently.

     The Company's Liberty Contract Services operation provides management services for materials and complex inventory processes for customers in areas such as kitting, turnkey manufacturing, autoreplenishment, final assembly and test, and systems integration. This operation offers customers value-added services of varying levels of complexity from the traditional distributor function, through fully-integrated just-in-time inventory management systems.

     Under its kitting program, Liberty Contract Services provides the complete bill-of-materials of components for a customer's product which is inspected and packaged in production-ready kit form to customer specifications. Completed kits are typically shipped directly to the customer's production line on a just-in-time (JIT) basis. Turnkey manufacturing solutions are offered through alliances with independent contract manufacturers as an extension of the Company's JIT/kitting business. Under such arrangements, the Company supplies components directly to contract manufacturers who perform assembly and test to produce a completed product, such as a printed circuit board, to customer specifications .

     The Company's design engineers, located in the field, provide capabilities to develop customized semiconductor products for unique customer applications. The Company operates seven IDEAL(R) (Integrated Design Engineering And Logic) centers that provide customers with services such as programming, testing and symbolization in a controlled environment for programmable logic devices. Products from suppliers such as Actel, Advanced Micro Devices, Altera, Intel, Motorola, Philips and Texas Instruments can be programmed and tested at these centers as required by individual customers.

     The Company's System Enhancement Center, located in Phoenix, Arizona, provides a full range of value-added services for integration of system and peripheral products to a particular customer requirement. System Enhancement Center personnel perform design engineering and all aspects of systems integration, including systems configuration, networking and software verification, as well as assembly and testing.

     In September 1995, the Company completed the construction of its 200,000 square foot Value-Added Distribution Center. This high-technology facility will support the further growth of the Company's value-added services and allow for the consolidation of existing warehouse activities into one location. The Company has begun relocating its existing warehouses and a portion of its value-added services. The transition is expected to be completed by mid-1996.

                          RELATIONSHIP WITH SUPPLIERS

     The Company has distribution agreements with its component and computer products manufacturers. Distribution agreements are nonexclusive and are subject to cancellation at will or upon 30 days' notice. Although the loss of a major supplier could significantly impact operating results, the Company does not regard any one supplier of products to be essential to its operations. In addition, the Company believes that most products currently sold are available from other suppliers at competitive prices.

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

                                  RISK FACTORS

      The Company intends to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's business is subject to intense competition from international, national, regional and local independent distributors along with direct sales by manufacturers. The principal factors of competition are quality of service, price, variety and availability of products carried and value-added services capability.

     The Company's business is affected by the cyclical nature of the electronics industry and the effect of general economic and market conditions. The electronics distribution industry is highly sensitive to fluctuating market conditions, primarily caused by changes in the supply and demand for semiconductors and computer products, which can dramatically effect market prices and product availability. Accordingly, the Company's financial results may reflect significant variations from period-to-period due to these factors.

     In addition to the potential adverse impact of the above factors, the Company cautions that its future financial results also could be negatively affected by various other circumstances which include, but are not limited to: loss of significant supplier franchises or material changes in supplier distribution agreements affecting pricing, inventory obsolescence protection or other terms; loss of significant customers; uncollectible customer accounts receivable; inventory obsolescence and other charges related to non-franchised product; losses due to substantial damage or destruction of major facilities and contents; technological obsolescence of machinery, equipment and software; increased selling and administrative expense due to changes in business strategies, asset valuations and organizational structures; inability to successfully access capital markets; and the affect of governmental regulations including those relative to environmental matters.


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

                                   EMPLOYEES

     As of December 31, 1995, the Company employed a total of 1,452 persons.

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     There is hereby incorporated by reference the information appearing in Note 11 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 2.  PROPERTIES

     At December 31, 1995, the Company had facility leases for its marketing, inventory and distribution activities, with terms expiring from 1996 through 2003, aggregating 381,566 square feet located in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Minnesota, New Jersey, New York, North Carolina, Ohio, Oregon, Texas, Utah, Washington and Wisconsin. The Company has a lease for 512,180 square feet of land in Arizona, on which its new Value-Added Distribution Center is located, that expires in 2014.

     The Company also occupies owned facilities in Alabama, Arizona and California totaling 314,757 square feet. The Company believes that its facilities are in good operating condition, well-maintained and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     In May 1993, Avnet, Inc. ("Avnet") and Hall-Mark Electronics Corporation ("Hall-Mark") filed a civil action against the Company and a former employee of Hall-Mark in the Superior Court of Fulton County, Georgia, seeking injunctive and unspecified monetary damages, alleging inter alia, that the Company tortiously interfered with the employment relations of Hall-Mark and its employees and that the Company tortiously interfered with a proposed business combination between the plaintiffs, which combination was consummated subsequently. Plaintiffs' motion for a preliminary injunction was denied in part by the trial court and affirmed by the Georgia Supreme Court in December 1993. The Company filed a counterclaim against plaintiffs, alleging, inter alia, that plaintiffs had tortiously interfered with the Company's business and employment relations. On October 31, 1995, plaintiffs dismissed their claims without prejudice in Georgia, and the Georgia court then entered summary judgment against the Company on the counterclaim and dismissed same.

     In September 1995, the plaintiffs had refiled the same action against the Company and certain Company employees in the Circuit Court of Hillsborough County, Florida, which the Company has now moved to dismiss. The Florida litigation is still pending. While this litigation is in the pretrial stage, the Company believes that plaintiffs' complaint is without merit and will contest it vigorously. The Company recorded a special charge of $1,900,000 during the third quarter of 1994, primarily for anticipated legal expenses associated with the defense of this litigation. Although management cannot predict the ultimate outcome with any certainty, management believes that a result adverse to the Company in this matter is unlikely.

     The Company also has other contingent liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not materially affect the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                Year in which
                                                                 they became
       Officer                       Position            Age     an officer
- ---------------------------   -------------------------   ---   -------------

Ralph L. Ozorkiewicz(1)       President and Chief
                              Executive Officer            49        1985

Joseph A. Adamczyk            Executive Vice President
                              and Chief Operating
                              Officer                      52        1992

R. Van Ness Holland, Jr.      Executive Vice President-
                              Finance and Treasurer,
                              Chief Financial Officer      42        1985

James N. Smith                Executive Vice President
                              and President of Liberty
                              Contract Services            50        1995

- -----------------------------------------------------------------------------

(1) Also a director of the Company.

          There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers generally are elected by the Board of Directors annually at its first meeting following the Annual Meeting of Shareholders; however, for a discussion of employment agreements with certain executive officers of the Company, there is hereby incorporated by reference the information appearing under the caption "Employment Agreements" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

          For a discussion of the background and business experience of Ralph L. Ozorkiewicz there is hereby incorporated by reference the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

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

          Mr. Smith was elected Executive Vice President and President of Liberty Contract Services in January 1996. He served as Senior Vice President of the Corporation and President of Liberty Contract Services from January 1995 to January 1996 and at the Electronics Marketing Group as Executive Vice President Operations and President of Liberty Contract Services from September 1992 to January 1995. Prior to that, he served as Vice President, Operations and Quality Assurance from May 1987 to September 1992.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

          There is hereby incorporated by reference the information appearing under the caption "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1995. The Company's shareholders of record on February 29, 1996 totaled 1,920.

ITEM 6.  SELECTED FINANCIAL DATA

          There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

          There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

          There is hereby incorporated by reference the information appearing in the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and the information appearing under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

          There is hereby incorporated by reference the information appearing under the captions "Director Compensation" and "Executive Officers' Compensation and Other Information" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          There is hereby incorporated by reference the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There is hereby incorporated by reference the information appearing under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  Financial Statements

     l. The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 3l, 1995 and are hereby incorporated by reference.

                                                                    Page Reference
                                                                    --------------
                                                                     Annual Report
                                                                    ---------------

     Consolidated Statements of Income for the years ended
      December 31, 1995 and 1994, and the eleven months
      ended December 31, 1993....................................         18
     Consolidated Balance Sheets at December 31, 1995
      and 1994...................................................         19
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1995 and 1994, and the eleven months
      ended December 31, 1993....................................         20
     Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1995 and 1994, and the eleven
      months ended December 31, 1993.............................         21
     Notes to Consolidated Financial Statements..................      22-30
     Report of Independent Public Accountants....................         31

     2.  Financial Statement Schedules

                                                                    Page Reference
                                                                    --------------
                                                                      Form 10-K
                                                                    --------------
     Report of Independent Public Accountants....................         14
     Schedule II  Valuation and Qualifying Accounts..............         15

     All other schedules have been omitted since they are either not applicable or required or the information is included in the Company's consolidated financial statements or notes thereto.

     3.  Exhibits

         3(a) Restated Articles of Incorporation of the Company dated June 16, 1986, as amended to date. Incorporated herein by reference to Exhibit 3(a) filed with the Company's Quarterly Report on Form 10-Q for the second quarter ended June 30, 1995

         3(b) Bylaws of the Company, as amended to date. Incorporated herein by reference to Exhibit 3(b) filed with the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1995

         4(a) Article Three of Restated Articles of Incorporation of the Company defines the rights of holders of the Company's common stock. Incorporated herein by reference to Exhibit 3(a)

         4(b) The Company agrees to provide the Commission, upon request, copies of instruments defining the rights of holders of its long-term notes payable

         4(c) Amended And Restated Rights Agreement between Wyle Electronics and Chemical Bank as Rights Agent, dated February 23, 1995. Incorporated herein by reference to Exhibit 4(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         10(a) 1978 Non-Qualified Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(a) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989

         10(b) 1982 Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(b) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989

         10(c) 1985 Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989

         10(d)   1988 Stock Option Plan. Incorporated herein by reference to
                 Exhibit 10(d) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989

         10(e) 1992 Stock Incentive Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated April 28, 1992 in connection with the 1992 Annual Meeting of Shareholders

         10(f) 1995 Stock Incentive Plan. Incorporated herein by reference to Annex C to the Company's definitive Proxy Statement dated March 28, 1995 in connection with the 1995 Annual Meeting of Shareholders

         10(g) 1993 Eligible Directors' Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated March 28, 1994 in connection with the 1994 Annual Meeting of Shareholders

         10(h) Compensation Agreement between Frank S. Wyle and the Company dated February 10, 1981. Incorporated herein by reference to
                 Exhibit 10(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981

         10(i) Amendment to Compensation Agreement between Frank S. Wyle and the Company dated November 16, 1989. Incorporated herein by reference to Exhibit 10(g) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991

         10(j) Second Amendment to Compensation Agreement between Frank S. Wyle and the Company dated December 23, 1991. Incorporated herein by reference to Exhibit 10(h) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

         10(k) Agreement between Charles M. Clough and the Company dated January 1, 1995

         10(l) Employment Agreement between Ralph L. Ozorkiewicz and the Company dated January 1, 1995. Incorporated herein by reference to Exhibit 10(k) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         10(m) Employment Agreement between Joseph A. Adamczyk and the Company dated January 1, 1995. Incorporated herein by reference to
                 Exhibit 10(l) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         10(n) Employment Agreement between R. Van Ness Holland, Jr. and the Company dated January 1, 1995. Incorporated herein by reference to Exhibit 10(m) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         10(o) Employment Agreement between James N. Smith and the Company dated January 1, 1995. Incorporated herein by reference to
                 Exhibit 10(n) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

         10(p) Supplemental Executive Retirement Plan, as amended to date. Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

         10(q) Supplemental Executive Retirement Trust Agreement between the Company and Bank of America NT & SA (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992. Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

         10(r) Supplemental Executive Retirement Agreement between Theodore M. Freedman and the Company dated February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(q) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

         10(s) Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(r) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

         10(t) Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated January 28, 1988, as amended to date. Incorporated herein by reference to Exhibit 10(s) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

         10(u) Deferred Compensation Plan for Directors of Wyle Electronics (formerly Wyle Laboratories). Incorporated herein by reference to Exhibit 10(m) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1986

         10(v) Directors Deferred Compensation Trust Agreement between the Company and Bank of America NT & SA (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992. Incorporated herein by reference to Exhibit 10(y) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

         10(w) Retirement Plan for Outside Directors of Wyle Electronics, as amended, dated August 31, 1995

         10(x) Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers and each of the directors and officers of its subsidiaries. Incorporated herein by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988

         10(y) Form of Indemnification Agreement entered into between the Company and each of its executive officers and directors and each of the officers and directors of its subsidiaries. Incorporated herein by reference to Exhibit 10(r) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989


         10(z) Incentive Compensation Plan for Corporate Officers of Wyle Electronics (formerly Wyle Laboratories) (excerpt from March 22, 1990 Board of Directors meeting minutes), as amended to date

         10(aa) Agreements between the Company and Hewitt Associates for Hewitt Associates to act as consultant under the Supplemental Executive Retirement Trust Agreement and Directors Deferred Compensation Trust Agreement dated March 26, 1992. Incorporated herein by reference to Exhibit 10(ah) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

         10(ab)  Form of Restricted Stock Award Agreements, as amended

         10(ac) Form of Restricted Stock Award for Officers (Related to Deferral of 1996 Incentive Compensation Award). Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 dated November 8, 1995 in connection with the 1995 Stock Incentive Plan

         10(ad) Trust Agreement between the Company and The Bank of New York dated December 8, 1992 relating to the establishment of a master trust for the Wyle Electronics (formerly Wyle Laboratories) retirement plan. Incorporated herein by reference to Exhibit 10(ak) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993

         10(ae) First Amended and Restated Credit Agreement Dated as of December 29, 1995, among Wyle Electronics, various Financial Institutions and Bank of America NT & SA, individually and as agent

         11      Calculation of Income (Loss) Per Share

         13 Annual Report to Shareholders for the year ended December 31, 1995. (Except for those portions which are expressly incorporated by reference in this filing, the Annual Report to Shareholders for the year ended December 31, 1995 is furnished for the information of the Commission and is not to be deemed filed as part of this report)

         21      Subsidiaries of the Company
         23      Consent of Independent Public Accountants
         27      Financial Data Schedule

b.   Reports on Form 8-K

          Completion of the acquisition of the outstanding stock of Sylvan Ginsbury Ltd., a New Jersey corporation (Item 7.), filed January 17, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wyle Electronics:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wyle Electronics' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Los Angeles, California
February 16, 1996

                                                                     SCHEDULE II

                                WYLE ELECTRONICS

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 1993
                 AND THE YEARS ENDED DECEMBER 31, 1994 AND 1995

                                 (IN THOUSANDS)

                                        Amounts
                          Balance at    Charged to      Amounts                       Balance at
                          Beginning     Costs &         Written                       End of
                          of Period     Expenses        off            Other (1)      Period
                          ---------     ----------     -----------     ---------      ----------

December 31, 1993:

  Allowance for
  doubtful accounts        $4,957       $1,389         $(2,213)        $    50         $4,183
                          ========     ========        ========        ========       ========

December 31, 1994:

  Allowance for
  doubtful accounts        $4,183       $2,143         $  (884)        $   (109)(2)    $5,333
                          ========     ========        ========        ========       ========

December 31, 1995

   Allowance for
   doubtful accounts       $5,333       $2,794         $(2,013)        $    309        $6,423
                          =========    ========        ========        ========       ========


- ------------
 NOTES:

 (1) Primarily represents changes in the amount of credit memo reserve.
 (2) Includes a reduction in the allowance for doubtful accounts of $138,000 associated with trade receivables sold as part of the divestiture of the Scientific Services & Systems business.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.


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

     Signature                         Title                 Date
     ---------                         -----                 ----


       CHARLES M. CLOUGH      Chairman of the Board      March 29, 1996
  --------------------------
      (Charles M. Clough)


                              President and Chief
    RALPH L. OZORKIEWICZ      Executive Officer         March 29, 1996
 ---------------------------
   (Ralph L. Ozorkiewicz)


                              Executive Vice President-
                              Finance and Treasurer,
 R. VAN NESS HOLLAND, JR.     Chief Financial Officer    March 29, 1996
 ----------------------------
(R. Van Ness Holland, Jr.)

     Signature                         Title                 Date
     ---------                         -----                 ----



      MICHAEL R. CORBOY       Director                   March 29, 1996
 ----------------------------
     (Michael R. Corboy)



     THEODORE M. FREEDMAN     Director                  March 29, 1996
 ----------------------------
    (Theodore M. Freedman)



        JACK S. KILBY         Director                   March 29, 1996
 ----------------------------
       (Jack S. Kilby)



       EDWARD SANDERS         Director                   March 29, 1996
 ---------------------------
      (Edward Sanders)



      STANLEY A. WAINER       Director                   March 29, 1996
 ---------------------------
     (Stanley A. Wainer)



         KIRK WEST            Director                   March 29, 1996
 ---------------------------
        (Kirk West)



       FRANK S. WYLE          Director                   March 29, 1996
 ---------------------------
      (Frank S. Wyle)

                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-K

                      For the Year Ended December 31, 1995


Exhibits:
- ---------


10(k)   Agreement between Charles M. Clough and the Company dated January 1,
        1995

10(w) Retirement Plan for Outside Directors of Wyle Electronics, as amended, dated August 31, 1995

10(ab)  Form of Restricted Stock Award Agreements, as amended

10(ae) First Amended and Restated Credit Agreement Dated as of December 29, 1995, among Wyle Electronics, various Financial Institutions and Bank of America NT & SA, individually and as agent

10(z) Incentive Compensation Plan for Corporate Officers of Wyle Electronics (formerly Wyle Laboratories) (excerpt from March 22, 1990 Board of Directors meeting minutes), as amended to date

11      Calculation of Income (Loss) Per Share

13 Annual Report to Shareholders for the year ended December 31, 1995. (Except for those portions which are expressly incorporated by reference in this filing, the Annual Report to Shareholders for the year ended December 31, 1995 is furnished for the information of the Commission and is not to be deemed filed as part of this report)

21      Subsidiaries of the Company

23      Consent of Independent Public Accountants

27      Financial Data Schedule