Form 10-Q
period 1996-03-31
WYLE ELECTRONICS
filed 1996-05-15
CIK 108683

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

     Commission file number 1-5374


                                WYLE ELECTRONICS
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                    95-1779998
- -------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


          15370 BARRANCA PARKWAY
           IRVINE, CALIFORNIA                                   92718
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (714) 753-9953
                                                      ------------------------

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                          -------      -------

At April 30, 1996 registrant had 12,544,969 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements

                                WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In thousands, except per share amounts)

                                                     Three Months
                                                    Ended March 31,
                                                 ---------------------
                                                   1996        1995
                                                 ---------   ---------
Net sales                                        $326,506    $250,036
                                                 --------    --------

Costs and expenses
 Cost of sales                                    268,620     209,699
 Selling and administrative expenses               37,589      29,155
 Interest expense, net                              1,934         294
 Miscellaneous, net                                  (101)       (235)
                                                 --------    --------

                                                  308,042     238,913
                                                 --------    --------

Income before income taxes                         18,464      11,123

 Income taxes                                       7,461       4,393
                                                 --------    --------

Net income                                       $ 11,003    $  6,730
                                                 ========    ========

Net income per share                             $    .86    $    .54
                                                 ========    ========

Average common and common equivalent shares        12,841      12,457
                                                 ========    ========

Dividends per share                              $    .08    $    .07
                                                 ========    ========

                            See accompanying notes.

                                    1 of 7

                                WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 (Unaudited)
ASSETS                                             3/31/96     12/31/95
- ------                                           ----------    ---------
Current assets
 Cash and cash equivalents                         $ 17,840    $  15,694
 Receivables (less allowances of $7,368 at
    3/31/96 and $6,423 at 12/31/95)                 167,676      159,829
 Inventories                                        200,717      203,413
 Prepaid expenses and deferred tax assets             6,943        7,295
                                                   --------    ---------

 Total current assets                               393,176      386,231
                                                   --------    ---------

Property, plant and equipment                        58,227       52,837
Less accumulated depreciation                        21,303       18,508
                                                   --------    ---------

                                                     36,924       34,329
                                                   --------    ---------

Goodwill, net                                        27,338          241
                                                   --------    ---------

Other assets and deferred tax assets                 22,800       18,543
                                                   --------    ---------

 Total assets                                      $480,238    $ 439,344
                                                   ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current liabilities
 Current maturities of long-term debt              $  3,206    $   3,000
 Accounts payable                                   104,677       97,697
 Accrued expenses                                    43,026       30,032
                                                   --------    ---------

 Total current liabilities                          150,909      130,729
                                                   --------    ---------

Long-term debt, less current maturities              94,534       87,600
                                                   --------    ---------

Other liabilities                                    25,830       25,345
                                                   --------    ---------

Commitments and contingencies

Shareholders' equity
 Common stock                                        93,800       90,482
 Retained earnings                                  115,187      105,188
 Foreign currency translation adjustment                (22)           -
                                                   --------    ---------

                                                    208,965      195,670
                                                   --------    ---------

 Total liabilities and shareholders' equity        $480,238    $ 439,344
                                                   ========    =========

                            See accompanying notes.

                                    2 of 7

                                WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    (In thousands)
                                                                     Three Months
                                                                    Ended March 31,
                                                                  --------------------
                                                                    1996        1995
                                                                  --------    --------
OPERATING ACTIVITIES
  Net income                                                      $ 11,003    $  6,730
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     2,384       1,071
   Provision for losses on receivables                                 865         981
   Provision for deferred income taxes                                (811)     (1,322)
  (Increase) decrease in receivables                                   381     (17,427)
  (Increase) decrease in inventories                                 5,972      (3,525)
  Decrease in prepaid expenses                                         403       1,012
  Increase in accounts payable                                       2,522      17,697
  Increase in accrued expenses                                      10,209       3,788
  Other, net                                                           263          49
                                                                  --------    --------

   Net cash provided by operating activities                        33,191       9,054
                                                                  --------    --------
FINANCING ACTIVITIES
  Additions to long-term debt                                        6,218         698
  Payments of long-term debt                                          (209)          -
  Dividends on common stock                                         (1,004)       (863)
  Exercise of stock options                                             33       1,955
  Purchase of common stock                                               -        (848)
                                                                  --------    --------

   Net cash provided by financing activities                         5,038         942
                                                                  --------    --------

INVESTING ACTIVITIES
  Cash consideration paid for acquired business,
   net of $1,302 cash received                                     (29,553)          -
  Additions to property, plant and equipment                        (3,995)     (6,161)
  Additions to other non-current assets and liabilities, net        (2,535)     (1,060)
                                                                  --------    --------

   Net cash (used for) investing activities                        (36,083)     (7,221)
                                                                  --------    --------

Increase in cash and cash equivalents                                2,146       2,775
Cash and cash equivalents at beginning of period                    15,694       9,319
                                                                  --------    --------

Cash and cash equivalents at end of period                        $ 17,840    $ 12,094
                                                                  ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
   Interest                                                       $  1,978    $    395
   Income taxes                                                      1,269         114

                            See accompanying notes.

                                    3 of 7

                               WYLE ELECTRONICS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 -- Basis of Presentation

The consolidated financial statements included herein have been prepared by Wyle Electronics ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1995. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1995.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal quarters are on a 13-week basis. The first quarter of 1996 ended on March 31, 1996. Last year's first quarter ended on April 2, 1995 (the Sunday nearest March 31, 1995). For clarity of presentation, the Company uses calendar month-end dates for financial reporting purposes.

Note 2 -- Acquisition

On January 2, 1996, the Company purchased all the outstanding capital stock (the "Stock") of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries. The assets represented by the Stock generally include personal property, inventory, accounts receivable, intellectual property, assigned contracts, permits and other identifiable intangible assets. The negotiated purchase price of the Ginsbury stock was approximately $38.8 million consisting of $30.8 million in cash paid on the closing date, $3.0 million of restricted stock issued at closing and up to $5.0 million in cash for an earnout provision, which is potentially payable based on the future financial performance of Ginsbury over a five-year period. The acquisition was financed mainly through borrowings under the Company's revolving credit agreement. The transaction was accounted for using the purchase method of accounting. Goodwill recorded as part of the acquisition is being amortized using the straight-line method over a 40 year period.

                                    4 of 7

The results of operations of the Company for the quarter ended March 31, 1996 include the results of Ginsbury. If the acquisition of Ginsbury had taken place at the beginning of 1995 rather than on January 2, 1996, the Company's pro forma consolidated net sales, net income and net income per share would have been $262,555,000, $6,861,000 and $.55, respectively, for the quarter ended March 31, 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results would have been for the full year of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- ---------------------

Consolidated sales for the first quarter ended March 31, 1996 totaled $326,506,000, up 31% compared to the three months ended March 31, 1995. Net income aggregated $11,003,000 for the first quarter, an increase of 63% versus the corresponding period last year.

On January 2, 1996, the Company purchased all the outstanding capital stock of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries. Accordingly, the results of operations of the Company for the quarter ended March 31, 1996 include the results of Ginsbury.

The higher sales for the first quarter of 1996, in comparison to the prior year, can be attributed mainly to increased shipments of semiconductor products, particularly those offered through the Company's value-added activities such as design of application specific integrated circuits (ASICs), and other semiconductor design/programming services along with kitting, turnkey manufacturing and autoreplenishment services. Sales of lower margin PC microprocessors in the first quarter of 1996 were down from the previous year. The Company also recorded higher shipments of computer systems products and mass storage devices in the first three months of 1996 versus the same period in the prior year. Sales from the new Ginsbury acquisition also contributed to the Company's overall sales growth.

The increased net income for the first quarter of 1996, compared to the previous year, primarily reflects the Company's higher sales. Additionally, the Company's aggregate gross margin percentage increased in comparison to the prior year, due in part to a change in the mix of products sold. Earnings also benefited from lower selling and administrative expense as a percentage of sales. Income in the first quarter of 1996 reflects a higher level of interest expense compared to the same period last year, due to increased borrowing requirements to finance additional working capital to support the higher sales levels as well as the cash portion of the Ginsbury acquisition.

The Company's business is affected by the cyclical nature of the electronics industry and the effect of general economic conditions, industry market conditions caused by changes in the supply and demand for semiconductors and computer products, as well as intense industry competition. There is hereby incorporated by reference the information appearing under the caption "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                    5 of 7

Financial Condition
- -------------------

Working capital as of March 31, 1996 totaled $242,267,000, down $13,235,000 from December 31, 1995. The decline in working capital can be attributed primarily to an increase in accounts payable and accrued expenses, offset partially by higher receivables. The current ratio at March 31, 1996 and December 31, 1995 was 2.6 and 3.0, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 31% at both March 31, 1996 and December 31, 1995.

In April 1996, the Company issued $30 million of senior unsecured notes due 2001, which bear interest at 6.98%. The proceeds from the notes were used to repay bank borrowings. Simultaneously with the issuance of the notes, the Company amended its $140 million three-year revolving credit agreement by reducing the committed credit line to $110 million.

Capital expenditures for the three months ended March 31, 1996 aggregated $3,995,000, which were lower than the prior year due to costs incurred in 1995 for the construction of a new warehouse/value-added distribution center.

During the first quarter of 1996, the Company paid $30.8 million relating to the cash portion of the purchase price for Ginsbury.

The Company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow, bank borrowings and other sources of available capital.


PART II - OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

            11.  Calculation of Net Income Per Share
            27.  Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

No responses are given to any other items of Part II because the answers are either negative or not applicable.

                                    6 of 7

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       WYLE ELECTRONICS



Date: May 15, 1996                     By:  /s/ R. VAN NESS HOLLAND, JR.
                                            ---------------------------
                                            R. Van Ness Holland, Jr.
                                            Executive Vice President-
                                            Finance and Treasurer,
                                            Chief Financial Officer


                                    7 of 7

                               WYLE ELECTRONICS

                    INDEX TO EXHIBITS FILED WITH FORM 10-Q

                     For the Quarter Ended March 31, 1996


Exhibits
- --------
   11.  Calculation of Net Income Per Share

   27.  Financial Data Schedule