Form 10-Q
period 1996-06-30
WYLE ELECTRONICS
filed 1996-08-14
CIK 108683

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from           to
                                  ----------    --------

    Commission file number 1-5374

                                 WYLE ELECTRONICS
- - - -----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



            CALIFORNIA                             95-1779998
- - - -----------------------------------  ------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)             Identification No.)

         15370 BARRANCA PARKWAY
           IRVINE, CALIFORNIA                           92718
- - - -----------------------------------------  ------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (714) 753-9953
                                                   -----------------


- - - -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

At July 31, 1996 registrant had 12,648,696 shares of common stock outstanding.

PART I-FINANCIAL INFORMATION
- - - ----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                   WYLE ELECTRONICS
                           CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      THREE MONTHS           SIX MONTHS
                                     ENDED JUNE 30,        ENDED JUNE 30,
                                   -------------------   --------------------
                                     1996       1995       1996        1995
                                   ---------  --------   --------    --------
Net sales. . . . . . . . . . . .   $306,881   $254,899   $633,387    $504,935
                                   --------   --------   --------    --------
Costs and expenses
  Cost of sales. . . . . . . . .    248,429    209,696    517,049     419,395
  Selling and administrative
   expenses. . . . . . . . . . .     38,108     30,514     75,697      59,669
  Interest expense, net. . . . .      1,995        603      3,929         897
  Miscellaneous, net . . . . . .       (294)      (417)      (395)       (652)
                                   --------   --------   --------    --------
                                    288,238    240,396    596,280     479,309
                                   --------   --------   --------    --------
Income before income taxes . . .     18,643     14,503     37,107      25,626
  Income taxes . . . . . . . . .      7,530      5,729     14,991      10,122
                                   --------   --------   --------    --------
Net income . . . . . . . . . . .   $ 11,113   $  8,774   $ 22,116    $ 15,504
                                   ========   ========   ========    ========
Net income per share . . . . . .   $    .86   $    .70   $   1.72    $   1.24
                                   ========   ========   ========    ========
Average common and common
 equivalent shares . . . . . . .     12,934     12,575     12,890      12,526
                                   ========   ========   ========    ========
Dividends per share  . . . . . .   $    .08   $    .07   $    .16    $    .14
                                   ========   ========   ========    ========


                             See accompanying notes.



                                     1 of 8

                                WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      (UNAUDITED)
ASSETS                                                  6/30/96       12/31/95
- - - ------                                                -----------    ---------

Current assets
  Cash and cash equivalents                             $ 18,492      $ 15,694
  Receivables (less allowances of $7,547 at 6/30/96
   and $6,423 at 12/31/95)                               177,753       159,829
  Inventories                                            234,722       203,413
  Prepaid expenses and deferred tax assets                 7,210         7,295
                                                        --------      --------
  Total current assets                                   438,177       386,231
                                                        --------      --------

Property, plant and equipment                             61,021        52,837
Less accumulated depreciation                             23,198        18,508
                                                        --------      --------
                                                          37,823        34,329
                                                        --------      --------
Goodwill, net                                             27,791           241
                                                        --------      --------

Other assets and deferred tax assets                      24,140        18,543
                                                        --------      --------
  Total assets                                          $527,931      $439,344
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - - ------------------------------------

Current liabilities
  Current maturities of long-term debt                  $  3,033      $  3,000
  Accounts payable                                       105,182        97,697
  Accrued expenses                                        41,208        30,032
                                                        --------      --------
  Total current liabilities                              149,423       130,729
                                                        --------      --------

Long-term debt, less current maturities                  131,431        87,600
                                                        --------      --------

Other liabilities                                         25,172        25,345
                                                        --------      --------

Commitments and contingencies

Shareholders' equity
  Common stock                                            96,731        90,482
  Retained earnings                                      125,229       105,188
  Foreign currency translation adjustment                    (55)           --
                                                        --------      --------
                                                         221,905       195,670
                                                        --------      --------

  Total liabilities and shareholders' equity            $527,931      $439,344
                                                        ========      ========




                            See accompanying notes.

                                      2 of 8

                                WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            (IN THOUSANDS)
                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                         --------------------
                                                           1996        1995
                                                         --------   ---------
OPERATING ACTIVITIES
  Net income                                             $ 22,116    $ 15,504
  Adjustments to reconcile net income to net cash
   (used for) operating activities:
    Depreciation and amortization                           4,591       2,221
    Provision for losses on receivables                     1,344       1,623
    Provision for deferred income taxes                    (2,165)     (1,888)
  (Increase) in receivables                               (10,175)    (31,359)
  (Increase) in inventories                               (28,033)    (20,070)
  (Increase) decrease in prepaid expenses                    (347)        686
  Increase in accounts payable                              3,027      19,818
  Increase (decrease) in accrued expenses                   8,367      (3,562)
  Other, net                                                  608          98
                                                         --------    --------
    Net cash (used for) operating activities                 (667)    (16,929)
                                                         --------    --------

FINANCING ACTIVITIES
  Additions to long-term debt                              43,047      30,309
  Payments of long-term debt                                 (290)         --
  Exercise of stock options                                 2,625       2,288
  Dividends on common stock                                (2,014)     (1,725)
  Purchase of common stock                                     --        (848)
                                                         --------    --------
    Net cash provided by financing activities              43,368      30,024
                                                         --------    --------

INVESTING ACTIVITIES
  Cash consideration paid for acquired business,
    net of $1,302 cash received                           (30,188)         --
  Additions to property, plant and equipment               (6,462)    (12,217)
  Additions to other non-current assets and
   liabilities, net                                        (3,198)       (561)
                                                         --------    --------
    Net cash (used for) investing activities              (39,848)    (12,778)
                                                         --------    --------

Foreign currency translation adjustment                       (55)         --
                                                         --------    --------

Increase in cash and cash equivalents                       2,798         317
Cash and cash equivalents at beginning of period           15,694       9,319
                                                         --------    --------
Cash and cash equivalents at end of period               $ 18,492    $  9,636
                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                             $  3,389    $  1,071
    Income taxes                                           17,039      11,272



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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal quarters are on a 13-week basis. The second quarter of 1996 ended on June 30, 1996. Last year's second quarter ended on July 2, 1995 (the Sunday nearest June 30, 1995). For clarity of presentation, the Company uses calendar month-end dates for financial reporting purposes.

Note 2 -- Acquisition

On January 2, 1996, the Company purchased all the outstanding capital stock (the "Stock") of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries. The assets represented by the Stock generally include personal property, inventory, accounts receivable, intellectual property, assigned contracts, permits and other identifiable intangible assets. The negotiated purchase price of the Ginsbury stock was approximately $38.8 million consisting of $30.8 million in cash paid on the closing date, $3.0 million of restricted stock issued at closing and up to $5.0 million in cash for an earnout provision, which is potentially payable based on the future financial performance of Ginsbury over a five-year period. The acquisition was financed mainly through borrowings under the Company's revolving credit agreement. The transaction was accounted for using the purchase method of accounting. Goodwill recorded as part of the acquisition of Ginsbury is being amortized using the straight-line method over a 40 year period.



                                     4 of 8

The results of operations of the Company for the three and six months ended June 30, 1996 include the results of Ginsbury. If the acquisition of Ginsbury had taken place at the beginning of 1995 rather than on January 2, 1996, pro forma consolidated net sales, net income and net income per share would approximate $267,620,000, $9,164,000 and $.72, respectively, for the quarter ended June 30, 1995. For the six months ended June 30, 1995 pro forma consolidated net sales, net income and net income per share would approximate $530,175,000, $16,024,000 and $1.27, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results would have been for the full year of 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - - ---------------------

Consolidated sales for the three and six months ended June 30, 1996 totaled $306,881,000 and $633,387,000, respectively. Net income aggregated $11,113,000 for the current year's second quarter and $22,116,000 for the first half of the year. In comparison to the prior year, sales rose by 20% in the second quarter and advanced 25% for the year-to-date. Net income grew by 27% in the second quarter and increased 43% for the first six months versus the previous year.

The higher sales for the second quarter and first six months of 1996, in comparison to the prior year, resulted from increased shipments of both computer products and semiconductors. Computer product revenues were at record levels in the second quarter driven by demand for computer systems and mass storage products.

The increase in semiconductor sales for both the second quarter and first half of 1996 is primarily attributable to products sold through the Company's value-added activities such as design of application specific integrated circuits (ASICs), and other semiconductor design/programming services. During the second quarter of this year the Company experienced an increase in order cancellations and reschedules by customers attempting to reduce excess inventory levels in anticipation of lower future pricing and shorter lead times driven by increased capacity. Shipments of lower-margin DRAM products were down from the corresponding periods a year ago.

The increased net income for the second quarter and 1996 year-to-date, compared to the previous year, primarily reflects the Company's growth in sales. Additionally, the Company's aggregate gross margin percentage has increased in comparison to the prior year periods. Earnings in 1996 reflect a higher level of interest expense compared to the same periods last year, due to increased borrowing requirements to finance additional working capital in support of higher sales levels as well as the cash portion of an acquisition.

On January 2, 1996, the Company purchased all the outstanding capital stock of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries. Accordingly, the results of operations of the Company for 1996 include the results of Ginsbury.



                                     5 of 8

The Company's business is affected by the cyclical nature of the electronics industry and the effect of general economic and market conditions, industry market conditions caused by changes in the supply and demand for semiconductors and computer products, intense industry competition and other risks. There is hereby incorporated by reference the information appearing under the caption "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Financial Condition
- - - -------------------

Working capital as of June 30, 1996 totaled $288,754,000, up $33,252,000 from December 31, 1995. The growth in working capital can be attributed mainly to higher inventory and receivable levels, offset partially by a rise in accounts payable and accrued expenses. The current ratio at June 30, 1996 and December 31, 1995 was 2.9 and 3.0, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 37% at June 30, 1996 and 31% at December 31, 1995. The increased long-term debt to capital ratio resulted from higher borrowing levels, offset partly by an increase in shareholders' equity due mainly to additional net income for the six months ended June 30, 1996.

In April 1996, the Company issued $30 million of senior unsecured notes due 2001, which bear interest at 6.98%. The proceeds were used to repay bank borrowings. At the same time, the Company amended its $140 million three-year revolving credit agreement by reducing the committed credit line to $110 million.

Capital expenditures for the six months ended June 30, 1996 aggregated $6,462,000, which are lower than the prior year due to costs incurred in 1995 for the construction of a new warehouse/value-added distribution center.

During the first quarter of 1996, the company paid, before expenses, $30.8 million relating to the cash portion of the purchase price for Ginsbury.

The Company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow, bank borrowings and other sources of available capital.

PART II - OTHER INFORMATION
- - - ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

(a) The Company's Annual Meeting of Shareholders was held on May 14, 1996.

(b) Not applicable.



                                     6 of 8

  (c) At the Company's 1996 Annual Meeting of Shareholders, shareholders re-elected the following individuals to the Company's board of directors with voting results for each director as follows:


                                       SHARES VOTED
                                       ------------
 DIRECTOR                           FOR         AGAINST
 --------                        ----------    ---------
Jack S. Kilby                     10,658,649     472,338
Kirk West                         10,664,213     466,774
Frank S. Wyle                     10,370,149     760,838



      The shareholders approved amendments to the Company's 1995 Stock Incentive Plan with 10,694,155 shares voting for the plan, 352,100 shares voting against the plan and 84,732 shares abstaining.

      On March 15, 1996, the record date for the determination of shareholders entitled to notice of and to vote at the 1996 Annual Meeting of Shareholders, 12,501,964 shares of the Company's Common Stock were outstanding and entitled to vote.

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

                                    WYLE ELECTRONICS



Date: August 14, 1996                 By:  R. VAN NESS HOLLAND, JR.
                                           ---------------------------------
                                           R. Van Ness Holland, Jr.
                                           Executive Vice President-
                                           Finance and Treasurer,
                                           Chief Financial Officer



                                     8 of 8

                                WYLE ELECTRONICS

                     INDEX TO EXHIBITS FILED WITH FORM 10-Q

                      For the Quarter Ended June 30, 1996



Exhibits:
- - - ---------
   11.     Calculation of Income Per Share

   27.     Financial Data Schedule