Form 10-Q
period 1996-09-30
WYLE ELECTRONICS
filed 1996-11-14
CIK 108683

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------    SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    ------------
           Commission file number 1-5374


                               WYLE ELECTRONICS
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         CALIFORNIA                               95-1779998
--------------------------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)           Identification No.)


         15370 BARRANCA PARKWAY
         IRVINE, CALIFORNIA                       92618
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code   (714) 753-9953
                                                   -----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                        ------      -----
At October 31, 1996 registrant had 12,676,715 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                               WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In thousands, except per share amounts)

                                              Three Months                        Nine Months
                                           Ended September 30,                 Ended September 30,
                                          --------------------                --------------------
                                            1996        1995                   1996         1995
                                          --------    --------                --------    --------

Net sales                                 $295,191    $273,499                $928,578    $778,434
                                          --------    --------                --------    --------

Costs and expenses
 Cost of sales                             241,559     224,379                 758,608     643,774
 Selling and administrative expenses        37,891      31,391                 113,588      91,060
 Interest expense, net                       1,986       1,043                   5,915       1,940
 Miscellaneous, net                            (86)       (214)                   (481)       (866)
                                          --------    --------                --------    --------

                                           281,350     256,599                 877,630     735,908
                                          --------    --------                --------    --------

Income before income taxes                  13,841      16,900                  50,948      42,526
 Income taxes                                5,228       6,761                  20,219      16,883
                                          --------    --------                --------    --------

Net income                                $  8,613    $ 10,139                $ 30,729    $ 25,643
                                          ========    ========                ========    ========


Net income per share                      $    .67    $    .80                $   2.38    $   2.03
                                          ========    ========                ========    ========

Average common and common
 equivalent shares                          12,904      12,726                  12,895      12,613
                                          ========    ========                ========    ========

Dividends per share                       $    .08    $    .07                $    .24    $    .21
                                          ========    ========                ========    ========

                            See accompanying notes.

                                    1 of 8

                               WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                 (Unaudited)
ASSETS                                              9/30/96     12/31/95
------                                              -------     --------
Current assets
 Cash and cash equivalents                       $   15,994     $ 15,694
 Receivables (less allowances of $7,431 at
  9/30/96 and $6,423 at 12/31/95)                   169,232      159,829
 Inventories                                        208,424      203,413
 Prepaid expenses and deferred tax assets             9,645        7,295
                                                   --------    ---------
 Total current assets                               403,295      386,231
                                                   --------    ---------

Property, plant and equipment                        62,125       52,837
Less accumulated depreciation                        25,237       18,508
                                                   --------    ---------
                                                     36,888       34,329
                                                   --------    ---------

Goodwill, net                                        27,655          241
                                                   --------    ---------

Other assets and deferred tax assets                 25,329       18,543
                                                   --------    ---------

 Total assets                                      $493,167    $ 439,344
                                                   ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
 Current maturities of long-term debt              $  3,133    $   3,000
 Accounts payable                                    95,147       97,697
 Accrued expenses                                    41,278       30,032
                                                   --------    ---------
 Total current liabilities                          139,558      130,729
                                                   --------    ---------

Long-term debt, less current maturities              98,800       87,600
                                                   --------    ---------

Other liabilities                                    24,961       25,345
                                                   --------    ---------

Commitments and contingencies

Shareholders' equity
 Common stock                                        97,102       90,482
 Retained earnings                                  132,792      105,188
 Foreign currency translation adjustment                (46)           -
                                                   --------    ---------
                                                    229,848      195,670
                                                   --------    ---------

 Total liabilities and shareholders' equity        $493,167    $ 439,344
                                                   ========    =========

                            See accompanying notes.

                                    2 of 8

                               WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                      Nine Months
                                                                   Ended September 30,
                                                                 ---------------------
                                                                   1996          1995
                                                                 ---------   ---------
OPERATING ACTIVITIES
 Net income                                                      $  30,729   $  25,643
 Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
   Depreciation and amortization                                     7,045       3,472
   Provision for losses on receivables                               2,258       2,133
   Provision for deferred income taxes                              (1,270)      1,861
 (Increase) in receivables                                          (2,568)    (37,716)
 (Increase) in inventories                                          (1,735)    (35,773)
 (Increase) decrease in prepaid expenses                              (847)        163
 Increase (decrease) in accounts payable                            (7,008)      8,305
 Increase (decrease) in accrued expenses                             8,461      (1,727)
 Other, net                                                            890         142
                                                                 ---------   ---------
   Net cash provided by (used for) operating activities             35,955     (33,497)
                                                                 ---------   ---------

FINANCING ACTIVITIES
 Additions to long-term debt                                        10,202      55,574
 Exercise of stock options                                           2,751       3,430
 Dividends on common stock                                          (3,026)     (2,591)
 Purchase of common stock                                               -         (847)
                                                                 ---------   ---------
   Net cash provided by financing activities                         9,927      55,566
                                                                 ---------   ---------

INVESTING ACTIVITIES
 Cash consideration paid for acquired business,
   net of $1,302 cash received                                     (30,188)         -
 Additions to property, plant and equipment                         (9,565)    (19,130)
 Additions to other non-current assets and liabilities, net         (5,783)       (461)
                                                                 ---------   ---------
   Net cash (used for) investing activities                        (45,536)    (19,591)
                                                                 ---------   ---------

Foreign currency translation adjustment                                (46)         -
                                                                 ---------   ---------

Increase in cash and cash equivalents                                  300       2,478
Cash and cash equivalents at beginning of period                    15,694       9,319
                                                                 ---------   ---------
Cash and cash equivalents at end of period                       $  15,994   $  11,797
                                                                 =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                                      $   4,963   $   2,188
   Income taxes                                                     18,593      14,912

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

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal quarters are on a 13-week basis. The third quarter of 1996 ended on September 29, 1996 (the Sunday nearest September 30, 1996). Last year's third quarter ended on October 1, 1995. For clarity of presentation, the Company uses calendar month-end dates for financial reporting purposes.


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


                                    4 0f 8

The results of operations of the Company for the three and nine months ended September 30, 1996 include the results of Ginsbury. If the acquisition of Ginsbury had taken place at the beginning of 1995 rather than on January 2, 1996, pro forma consolidated net sales, net income and net income per share would approximate $286,219,000, $10,527,000 and $.83, respectively, for the quarter ended September 30, 1995. For the nine months ended September 30, 1995 pro forma consolidated net sales, net income and net income per share would approximate $816,394,000, $26,552,000 and $2.09, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results would have been for the full year of 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales for the three and nine months ended September 30, 1996 totaled $295,191,000 and $928,578,000, respectively. Net income aggregated $8,613,000 for the current year's third quarter and $30,729,000 for the first nine months. In comparison to the prior year, sales rose by 8% in the third quarter and advanced 19% for the year-to-date. Net income was down 15% in the third quarter, but increased 20% for the first nine months versus the previous year.

The gain in sales for the third quarter and first nine months of 1996, in comparison to the prior year, resulted mainly from increased shipments of computer products. Higher computer product billings were driven by customer demand for computer systems and mass storage devices.

Semiconductor revenues during the third quarter of 1996 were down versus the same period a year ago, while shipments for the first nine months of this year increased over the prior year. Shipments of semiconductor products in both the second and third quarter of 1996 were negatively affected by customers attempting to reduce excess inventory levels as a result of shorter product delivery lead times. Sales of application specific integrated circuits (ASICs) were up significantly from the corresponding periods a year ago.

The decline in net income for the third quarter of 1996, compared to the prior year, reflects higher selling and administrative expenses as a percentage of sales. Expenses in this year's third quarter were higher than in the prior year as the Company has had a cost structure in place during 1996 to support anticipated sales levels comparable to those achieved in the first two quarters of this year. The increased net income for the first three quarters of 1996, versus the same period a year ago, can be attributed mainly to sales growth along with an increase in the Company's aggregate gross margin percentage, offset partly by a rise in selling and administrative expenses as a percentage of sales. Earnings in 1996 also reflect a higher level of interest expense compared to the same periods last year, due to increased borrowing requirements to finance additional working capital in support of higher sales levels as well as the cash portion of an acquisition.

                                    5 of 8

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

During October 1996, the Company was notified by Advanced Micro Devices (AMD) and Philips Semiconductors that they would be terminating their distribution agreements with Wyle Electronics. AMD and Philips combined represented approximately 7% of the Company's consolidated sales for the three months ended September 30, 1996. The Company believes it has the opportunity to recover a significant portion of these sales from comparable products offered by Wyle's existing suppliers, along with incremental sales from the new National Semiconductor and Fairchild Semiconductor product lines announced early in the third quarter.

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


Financial Condition
-------------------

Working capital as of September 30, 1996 totaled $263,737,000, up $8,235,000 from December 31, 1995. The growth in working capital can be attributed mainly to higher receivable and inventory levels, offset partially by a rise in accrued expenses. The current ratio at September 30, 1996 and December 31, 1995 was 2.9 and 3.0, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 30% at September 30, 1996 and 31% at December 31, 1995.

In April 1996, the Company issued $30 million of senior unsecured notes due 2001, which bear interest at 6.98%. The proceeds were used to repay bank borrowings. At the same time, the Company amended its $140 million three-year revolving credit agreement by reducing the committed credit line to $110 million.

Capital expenditures for the nine months ended September 30, 1996 aggregated $9,565,000, which are lower than the prior year due to costs incurred in 1995 for the construction of a new warehouse/value-added distribution center.

During the first quarter of 1996, the company paid, before expenses, $30.8 million relating to the cash portion of the purchase price for Ginsbury.

On October 31, 1996, the Company's Board of Directors authorized the purchase of up to 1 million shares of Wyle Electronics' common stock in the open market or through negotiated purchases.

The Company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow, bank borrowings and other sources of available capital.



                                    6 of 8

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibits:

            10(a). Limited Liability Company Agreement of Accord Contract Services LLC between Wyle Electronics and Marshall Industries dated August 8, 1996

            10(b). Warrant Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

            10(c). Standstill Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

            10(d). Registration Rights Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

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



                                       WYLE ELECTRONICS



 Date: November 13, 1996               By:  R. VAN NESS HOLLAND, JR.
                                            --------------------------
                                            R. Van Ness Holland, Jr.
                                            Executive Vice President-
                                            Finance and Treasurer,
                                            Chief Financial Officer






                                    8 of 8

                               WYLE ELECTRONICS

                    INDEX TO EXHIBITS FILED WITH FORM 10-Q

                   For the Quarter Ended September 30, 1996



Exhibits:
---------
10(a). Limited Liability Company Agreement of Accord Contract Services LLC between Wyle Electronics and Marshall Industries dated August 8, 1996

10(b). Warrant Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

10(c). Standstill Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

10(d). Registration Rights Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996

11.     Calculation of Income Per Share

27.     Financial Data Schedule