Form 10-K
period 1996-12-31
WYLE ELECTRONICS
filed 1997-03-31
CIK 108683

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ___________________

    Commission file number 1-5374

                                [LOGO OF WYLE]
                               WYLE ELECTRONICS
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             California                             95-1779998
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

              15370 Barranca Parkway, Irvine, California    92618
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing price at which such stock was sold on the New York Stock Exchange on February 28, 1997, was $483,735,044.

        At February 28, 1997, the registrant has 12,693,804 shares of common stock outstanding.

        Parts I and III incorporate information by reference from the registrant's definitive Proxy Statement filed in connection with the registrant's 1997 Annual Meeting of Shareholders. Parts II and IV incorporate information by reference from the registrant's Annual Report to Shareholders for the year ended December 31, 1996.

================================================================================

                               WYLE ELECTRONICS

                                    PART I

ITEM 1.  BUSINESS

     Wyle Electronics (the "Company") is a leading international electronics distributor marketing semiconductors and computer products, as well as providing value-added services. These services include complex materials management systems and engineering design for application-specific integrated circuits, including field and programmable logic devices. Wyle Electronics was founded in 1949 and incorporated in California in 1953.

     On January 2, 1996, the Company purchased all the outstanding capital stock of Sylvan Ginsbury, Ltd., a New Jersey corporation, and certain affiliated entities ("Ginsbury"), an international distributor of active, passive and interconnect electronic products with operations in the United States and six European countries.

                         CUSTOMERS AND MARKETS SERVED

     The Company serves a broad base of customers in the computer, networking, telecommunications, military and industrial markets. The Company believes it offers its products and services in all major electronic products markets within the United States, through a network of over 30 sales facilities. With the acquisition of Ginsbury, the Company also provides products and services to European markets from sales locations in Denmark, Finland, France, Germany, Sweden and the United Kingdom.

                      PRODUCTS SOLD AND SERVICES RENDERED

     The Company stocks approximately 35,000 items from over 45 electronic component and computer product suppliers. Principal products distributed include semiconductors and computer products. For the year ended December 31, 1996, semiconductor and computer product sales represented approximately 70% and 30%, respectively, of total sales.

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

     During the year ended December 31, 1996, the Company's ten largest suppliers, which in aggregate represented approximately 76% of its sales, were Intel, Quantum, Digital Equipment Corporation, Altera, Motorola, Advanced Micro Devices, Texas Instruments, LSI Logic, Actel, and Analog Devices. For the year ended December 31, 1996, Intel, Quantum and Digital Equipment Corporation, the Company's three largest suppliers, accounted for approximately 17%, 11% and 11%, respectively, of its sales.

     The Company focuses on providing higher complexity semiconductor products such as user-configurable and fixed ASIC (application-specific integrated circuit) devices. The Company distributes a full range of semiconductor technologies, from discrete transistors through field programmable logic and gate arrays.

     The principal computer products offered by the Company include medium and small scale multi-user systems, workstations, personal computers, motherboards and related peripheral equipment products. The Company's peripheral equipment products include mass storage devices, terminals, controllers, printers and complementary software.

     The Company offers various value-added services such as kitting, autoreplenishment, and turnkey manufacturing materials management services and semiconductor design engineering, programming and testing, as well as computer systems integration and technical support. These value-added services are designed to enhance the competitiveness of the Company's customers by providing cost efficiencies through outsourcing along with the ability to introduce products into the marketplace more quickly and efficiently. Electronic Data Interchange (EDI) is made available to customers to expedite order processing as a key feature of the Company's materials management services. Various types of EDI technology solutions are available depending on a customer's specific needs.

     In August 1996, the Company announced the formation of a joint venture with Marshall Industries ("Marshall"), another distributor of electronic components and computer products. The venture, known as Accord Contract Services LLC ("Accord"), is 50% owned by each of the Company and Marshall. Accord provides value-added materials management services to customers of the Company and Marshall including autoreplenishment systems, component kitting and turnkey manufacturing solutions.

     Under its kitting program, Accord provides the complete bill-of-materials of components for a customer's product, which is inspected and packaged in production-ready kit form to customer specifications. Completed kits are typically shipped directly to the customer's production line or subcontractor on a Just-in-time (JIT) basis.

     Autoreplenishment systems offered by Accord provide customers the benefit of a fully automated inventory ordering system which is initiated electronically based on a customer's present production requirements or forecasts. These automatic electronic order initiation programs, which transmit directly to the Company's warehouse for same day shipment, minimize a customer's carrying cost of inventory by providing product on a JIT basis.

     Turnkey manufacturing solutions are offered through alliances with independent contract manufacturers. Under such arrangements, components are supplied directly to contract manufacturers who perform assembly and test to produce a completed product, such as a printed circuit board, to customer specifications.

     The Company's design engineers, located in the field, provide capabilities to develop customized semiconductor products for unique customer applications. The Company operates five IDEAL(R) (Integrated Design Engineering And Logic) centers that provide customers with services such as programming, testing and symbolization in a controlled environment for programmable logic devices. Products from suppliers such as Actel, Altera, Intel, Micron Technology, Motorola, National Semiconductor, Texas Instruments, Wafer Scale and Xicor can be programmed and tested at these centers as required by individual customers.

     The Company's System Enhancement Center, located in Phoenix, Arizona, provides a full range of value-added services for integration of computer system and peripheral products to a particular customer requirement. System Enhancement Center personnel perform design engineering and all aspects of systems integration, including systems configuration, networking and software verification, as well as assembly and testing.

     The Company's Value-Added Distribution Center ("VADC"), located in Phoenix, Arizona, became fully operational in 1996. This high-technology facility provides 200,000 square feet for warehousing, semiconductor programming, computer systems integration and other value-added activities.

                          RELATIONSHIP WITH SUPPLIERS

     The Company has distribution agreements with its component and computer products manufacturers. Distribution agreements are nonexclusive and are generally subject to cancellation at will or upon 30 days' notice. Although the loss of a major supplier could significantly impact operating results, the Company does not regard any one supplier to be essential to its operations. In addition, the Company believes that most products currently sold are available from other suppliers at competitive prices.

     During October 1996, the Company was notified by Advanced Micro Devices ("AMD") and Philips Semiconductor that they would be terminating their distribution agreements with the Company. AMD and Philips combined represented approximately 7% of the Company's consolidated sales immediately prior to the termination. The Company believes it has the opportunity to recover a significant portion of these sales from comparable products offered by its existing suppliers, along with incremental sales from the newly acquired lines of National Semiconductor and Fairchild Semiconductor, which were announced in August 1996.

     The Company's distribution agreements with suppliers generally provide, among other things, that the Company can return inventory declared obsolete by the manufacturer or inventory in excess of current requirements, up to a specified percentage of the dollar amount purchased from the manufacturer and subject to certain restrictions. Most manufacturers protect the Company against subsequent manufacturer price reductions by issuing credits to the Company with respect to the affected product in the Company's inventory. As part of its value-added services, the Company purchases certain products from suppliers that have not entered into distribution agreements with the Company. Consequently, the Company may not receive the same level of inventory protection as that available under its distribution agreements, particularly the ability to return obsolete or excess inventory.

                                 RISK FACTORS

     The Company's business is subject to intense competition from international, national, regional and local independent distributors along with direct sales by manufacturers. The principal factors of competition are quality of service, price, variety and availability of products carried and value-added services capability.

     The Company's business is affected by the cyclical nature of the electronics industry and the effect of general economic and market conditions. The electronics distribution industry is highly sensitive to fluctuating market conditions, primarily caused by changes in the supply and demand for semiconductors and computer products, which can dramatically affect market prices and product availability. Accordingly, the Company's financial results may reflect significant variations from period-to-period due to these factors.

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

                                 EMPLOYEES

     As of December 31, 1996, the Company employed a total of 1,600 persons.

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     The Company is engaged in the business of distribution of semiconductors and computer products. Sales and earnings derived from outside the United States were immaterial.

ITEM 2.  PROPERTIES

     At December 31, 1996, the Company had facility leases for its marketing, inventory and distribution activities, with terms expiring from 1997 through 2005, aggregating 489,000 square feet of which approximately 93% were located in the United States. The Company has a lease for 512,000 square feet of land in Phoenix, Arizona, on which its Value-Added Distribution Center is located, that expires in 2014.

     The Company also occupies owned facilities within the United States totaling approximately 315,000 square feet. The Company believes that its facilities are in good operating condition, well-maintained and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1993, Avnet, Inc. ("Avnet") and Hall-Mark Electronics Corporation ("Hall-Mark") filed a civil action against the Company and a former employee of Hall-Mark in the Superior Court of Fulton County, Georgia, seeking injunctive relief and monetary damages, and alleging, inter alia, that the Company conspired with Hall-Mark employees to tortiously interfere with the employment relations of Hall-Mark and its employees and a proposed business combination between the plaintiffs, which combination was consummated subsequently. Plaintiffs' motion for a preliminary injunction was denied in part by the trial court and affirmed by the Georgia Supreme Court in December 1993. In October 1995, plaintiffs voluntarily dismissed their claims in Georgia without prejudice.

     In September 1995, Avnet refiled the same action against the Company and certain Company employees in the Circuit Court of Hillsborough County, Florida, which litigation is still pending. Company believes that plaintiffs' complaint is without merit and will contest it vigorously. The Company recorded a special charge of $1,900,000 during the third quarter of 1994, primarily for anticipated legal expenses associated with the defense of this litigation. Although management cannot predict the ultimate outcome with any certainty, management believes that a result adverse to the Company in this matter is unlikely.

     The Company also has other contingent liabilities arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not materially affect the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                  Year in which
                                                                   they became
          Officer                     Position            Age      an officer
---------------------------   -------------------------   ---      -------------

Ralph L. Ozorkiewicz(1)       President and Chief
                               Executive Officer            50           1985

Joseph A. Adamczyk            Executive Vice President
                               and Chief Operating
                               Officer                      53           1992

R. Van Ness Holland, Jr.      Executive Vice President-
                               Finance and Treasurer,
                               Chief Financial Officer      43           1985

James N. Smith                Executive Vice President      51           1995

-----------------------------------------------------------------------------

(1) Also a director of the Company.

     There are no family relationships between the officers listed above. The term of office of each executive officer is until his respective successor is elected and has qualified, or until his death, resignation or removal. Officers generally are elected by the Board of Directors annually at its first meeting following the Annual Meeting of Shareholders; however, for a discussion of employment agreements with certain executive officers of the Company, there is hereby incorporated by reference the information appearing under the caption "Employment Agreements" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

     For a discussion of the background and business experience of Ralph L. Ozorkiewicz there is hereby incorporated by reference the information appearing under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

     Mr. Adamczyk was elected Executive Vice President and Chief Operating Officer in January 1995. He served as Executive Vice President of the Corporation and President of Electronics Marketing Group from May 1994 to January 1995. From September 1992 to May 1994 he served as Vice President of the Corporation and President of Electronics Marketing Group. Prior to that, he served at the Electronics Marketing Group as Executive Vice President-Sales from February 1990 to September1992.

     Mr. Holland was elected Executive Vice President - Finance and Treasurer, Chief Financial Officer of the Company in January 1992. He served as Senior Vice President and Corporate Controller from June 1990 to January 1992.

     Mr. Smith was elected Executive Vice President in January 1996. He served as Senior Vice President of the Corporation and President of Liberty Contract Services from January 1995 to January 1996 and at the Electronics Marketing Group as Executive Vice President Operations and President of Liberty Contract Services from September 1992 to January 1995. Prior to that, he served as Vice President, Operations and Quality Assurance from May 1987 to September 1992.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is hereby incorporated by reference the information appearing under the caption "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The Company's shareholders of record on February 28, 1997 totaled 1,857.

ITEM 6.  SELECTED FINANCIAL DATA

     There is hereby incorporated by reference the information appearing under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     There is hereby incorporated by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     There is hereby incorporated by reference the information appearing in the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Results by Quarter and Capital Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information appearing under the captions "Election of Directors" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and the information appearing under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM ll.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information appearing under the captions "Director Compensation" and "Executive Officers' Compensation and Other Information" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information appearing under the caption "Security Ownership" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information appearing under the captions "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                 PART IV

ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

a.   Financial Statements

l. The following financial statements are included in the Company's Annual Report to Shareholders for the year ended December 3l, 1996 and are hereby incorporated by reference.

                                                                    Page Reference
                                                                    --------------
                                                                    Annual Report
                                                                    --------------

     Consolidated Statements of Income for the years ended
      December 31, 1996, 1995 and 1994...........................           17
     Consolidated Balance Sheets at December 31, 1996 and 1995...        18-19
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994...........................           20
     Consolidated Statements of Shareholders' Equity for the
      years ended December 31, 1996, 1995 and 1994...............           21
     Notes to Consolidated Financial Statements..................        22-30
     Report of Independent Public Accountants....................           31

2.   Financial Statement Schedules

                                                           Page Reference
                                                           --------------
                                                             Form 10-K
                                                           --------------

     Report of Independent Public Accountants...........          14
     Schedule II  Valuation and Qualifying Accounts ....          15

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

     4(a)    Article Three of Restated Articles of Incorporation of the
             Company defines the rights of holders of the Company's common stock. Incorporated herein by reference to Exhibit 3(a)
     4(b)    Amended And Restated Rights Agreement between Wyle Electronics and Chemical
             Bank as Rights Agent, dated February 23, 1995. Incorporated herein by reference to Exhibit 4(c) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
     10(a)   1978 Non-Qualified Stock Option Plan, as amended, dated June 14, 1988.
             Incorporated herein by reference to Exhibit 10(a) filed with the Company's
             Annual Report on Form 10-K for the fiscal year ended January 31, 1989
     10(b)   1982 Stock Option Plan, as amended, dated June 14, 1988.  Incorporated herein by reference to Exhibit 10(b) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
     10(c)   1985 Stock Option Plan, as amended, dated June 14, 1988. Incorporated herein by reference to Exhibit 10(c) filed with the Company's Annual Report on Form
             10-K for the fiscal year ended January 31, 1989
     10(d)   1988 Stock Option Plan. Incorporated herein by reference to
             Exhibit 10(d) filed with the Company's Annual Report on Form
             10-K for the fiscal year ended January 31, 1989
     10(e)   1992 Stock Incentive Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated April 28, 1992 in connection with the 1992 Annual Meeting of Shareholders
     10(f)   1995 Stock Incentive Plan.  Incorporated herein by reference to Annex C to the Company's definitive Proxy Statement dated March 28, 1995 in connection with the 1995 Annual Meeting of Shareholders
     10(g)   1993 Eligible Directors' Stock Option Plan. Incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement dated March 28,
             1994 in connection with the 1994 Annual Meeting of Shareholders
     10(h)   1996 Eligible Directors' Stock Option Plan. Incorporated herein by reference to the Company's definitive Proxy Statement dated March 28, 1997 in connection with the 1997 Annual Meeting of Shareholders
     10(i)   Compensation Agreement between Frank S. Wyle and the Company dated February
             10, 1981. Incorporated herein by reference to Exhibit 10(c) filed with the
             Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1981
     10(j)   Amendment to Compensation Agreement between Frank S. Wyle and the Company dated
             November 16, 1989.  Incorporated herein by reference to Exhibit 10(g) filed with the
             Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991
     10(k)   Second Amendment to Compensation Agreement between Frank S. Wyle and the Company dated
             December 23, 1991. Incorporated herein by reference to Exhibit 10(h) filed with the
             Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992

     10(l)   Agreement between Charles M. Clough and the Company dated January 1, 1995.
             Incorporated herein by reference to Exhibit 10(k) filed with the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995
     10(m)   Employment Agreement between Ralph L. Ozorkiewicz and the Company dated January 1,
             1995.  Incorporated herein by reference to Exhibit 10(k) filed with the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994
     10(n)   Employment Agreement between Joseph A. Adamczyk and the Company dated January 1, 1995.
             Incorporated herein by reference to Exhibit 10(l) filed with the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1994
     10(o)   Employment Agreement between R. Van Ness Holland, Jr. and the Company dated January 1,
             1995.  Incorporated herein by reference to Exhibit 10(m) filed with the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994
     10(p)   Employment Agreement between James N. Smith and the Company dated January 1,
             1995. Incorporated herein by reference to Exhibit 10(n) filed with the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1994
     10(q)   Form of Executive Officer Employment Agreement adopted March 6, 1997 for Messrs.
             Ozorkiewcz, Adamczyk, Holland and Smith
     10(r)   Supplemental Executive Retirement Plan, as amended to date. Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
     10(s)   Supplemental Executive Retirement Trust Agreement between the Company and Bank of America NT & SA
             (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992.
             Incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form
             10-K for the fiscal year ended January 31, 1992
     10(t)   Supplemental Executive Retirement Agreement between Theodore M. Freedman and the Company dated
             February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(q) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
     10(u)   Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated
             February 1, 1985, as amended to date. Incorporated herein by reference to Exhibit 10(r) filed with the Company's Annual Report on Form 10-K for the fiscal year by ended December 31, 1993
     10(v)   Supplemental Executive Retirement Agreement between Charles M. Clough and the Company dated
             January 28, 1988, as amended to date. Incorporated herein by reference to Exhibit 10(s) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
     10(w)   Wyle Electronics Executive Deferred Compensation Plan dated July 1, 1996
     10(x)   Deferred Compensation Plan for Directors of Wyle Electronics. Incorporated herein by reference to
             Exhibit 10(m) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1986

    10(y)    Directors Deferred Compensation Trust Agreement between the Company and Bank of America NT & SA
             (successor by merger to Security Pacific National Bank), as trustee, dated March 11, 1992. Incorporated herein by reference to Exhibit 10(y) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992
    10(z)    Retirement Plan for Outside Directors of Wyle Electronics, as amended, dated October 1, 1996
    10(aa)   Form of Indemnity Agreement entered into between the Company and each of its directors and executive officers and each of the directors and officers of its subsidiaries. Incorporated herein by reference to Exhibit 10(e) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988
    10(ab)   Form of Indemnification Agreement entered into between the Company and each of its executive officers and directors and each of the officers and directors of its subsidiaries.  Incorporated herein by reference to Exhibit 10(r) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1989
    10(ac)   Incentive Compensation Plan for Corporate Officers of Wyle Electronics (excerpt from March 22, 1990
             Board of Directors meeting minutes), as amended to date
    10(ad)   Agreements between the Company and Hewitt Associates for Hewitt Associates to act as consultant under the Supplemental Executive Retirement Trust Agreement and Directors Deferred Compensation
             Trust Agreement dated March 26, 1992.  Incorporated herein by reference to Exhibit 10(ah) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1992
    10(ae)   Form of Restricted Stock Award Agreements, as amended. Incorporated herein by reference to Exhibit
             10(ab) filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995
    10(af)   Form of Restricted Stock Award for Officers (Related to Deferral of 1996 Incentive Compensation Award).
             Incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8
             dated November 8, 1995 in connection with the 1995 Stock Incentive Plan
    10(ag)   Form of Restricted Stock Award Agreement (Relating to Deferral of 1996 Incentive Compensation Award)
    10(ah)   Trust Agreement between the Company and The Bank of New York dated December 8, 1992 relating to the establishment of a master trust for the Wyle Electronics retirement plan.  Incorporated herein by reference to Exhibit 10(ak) filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993
    10(ai)   Second Amended and Restated Credit Agreement Dated as of December 20, 1996, among Wyle Electronics, various Financial Institutions and Bank of America NT & SA, individually and as agent

    10(aj)   Note Purchase and Private Shelf Agreement Dated as of April 26,1996 among Wyle Electronics and The
             Prudential Insurance Company of America along with Pruco Life Insurance Company
    10(ak)   Limited Liability Company Agreement of Accord Contract Services LLC between Wyle Electronics and
             Marshall Industries dated August 8, 1996. Incorporated herein by reference to Exhibit 10(a) filed with the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996
    10(al)   First, Second and Third Amendments to the Limited Liability Company Agreement of Accord
             Contract Services LLC between Wyle Electronics and Marshall Industries
    10(am)   Warrant Agreement between Wyle Electronics and Marshall Industries dated August 8,
             1996. Incorporated herein by reference to Exhibit 10(b) filed with the Company's
             Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996
    10(an)   Wyle Warrant Rescission Agreement dated February 28, 1997
    10(ao)   Marshall Warrant Rescission Agreement dated February 28, 1997
    10(ap)   Standstill Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996. Incorporated herein by reference to Exhibit 10(c) filed with the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996
    10(aq)   Registration Rights Agreement between Wyle Electronics and Marshall Industries dated August 8, 1996.
             Incorporated herein by reference to Exhibit 10(d) filed with the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 1996
    11       Calculation of Income (Loss) Per Share
    13       Financial Section of Annual Report to Shareholders for the year ended December 31, 1996.
    21       Subsidiaries of the Company
    23       Consent of Independent Public Accountants
    27       Financial Data Schedule

b.  Reports on Form 8-K

    None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wyle Electronics:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Wyle Electronics' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                            ARTHUR ANDERSEN LLP


Los Angeles, California
February 14, 1997

                                                                     SCHEDULE II

                               WYLE ELECTRONICS

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1994, 1995 and 1996

                                (In Thousands)


                                      Amounts
                        Balance at   Charged to   Amounts                   Balance at
                        Beginning     Costs &     Written                     End of
                        of Period     Expenses      Off       Other (1)       Period
                        ----------   ----------   --------   ------------   ----------

December 31, 1994:

 Allowance for
 doubtful accounts          $4,183       $2,143   $  (884)    $  (109)(2)       $5,333
                        ==========   ==========   =======    ========       ==========

December 31, 1995

 Allowance for
 doubtful accounts          $5,333       $2,794   $(2,013)    $   309           $6,423
                        ==========   ==========   =======    ========       ==========

December 31, 1996

 Allowance for
 doubtful accounts          $6,423       $3,490   $(1,595)    $   169(3)        $8,487
                        ==========   ==========   =======    ========       ==========

--------------
NOTES:

(1)  Primarily represents changes in the amount of credit memo reserve.
(2) Includes a reduction in the allowance for doubtful accounts of $138,000 associated with trade receivables sold as part of the divestiture of the Company's former Scientific Services & Systems business.
(3) Includes an increase in the allowance for doubtful accounts of $121,000 associated with trade receivables purchased as part of the Ginsbury acquisition.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.


                                    WYLE ELECTRONICS



                                    By:  /s/ R. VAN NESS HOLLAND, JR.
                                         --------------------------
                                          R. Van Ness Holland, Jr.
                                          Executive Vice President-
                                          Finance and Treasurer,
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                        Date
          ---------                    -----                        ----

  /s/ CHARLES M. CLOUGH       Chairman of the Board            March 28, 1997
--------------------------
   (Charles M. Clough)





  /s/ RALPH L. OZORKIEWICZ    President and Chief              March 28, 1997
---------------------------   Executive Officer
   (Ralph L. Ozorkiewicz)





/s/ R. VAN NESS HOLLAND, JR.  Executive Vice President-        March 28, 1997
----------------------------  Finance and Treasurer,
 (R. Van Ness Holland, Jr.)   Chief Financial Officer


              Signature                    Title                    Date
              ---------                    -----                    ----

   /s/    MICHAEL R. CORBOY                Director              March 28, 1997
   ------------------------------
          (Michael R. Corboy)



   /s/   THEODORE M. FREEDMAN              Director              March 28, 1997
   ------------------------------
        (Theodore M. Freedman)



   /s/      JACK S. KILBY                  Director              March 28, 1997
   ------------------------------
           (Jack S. Kilby)



   /s/     EDWARD SANDERS                  Director              March 28, 1997
   -------------------------------
          (Edward Sanders)



   /s/    STANLEY A. WAINER                Director              March 28, 1997
   -------------------------------
         (Stanley A. Wainer)



   /s/        KIRK WEST                    Director              March 28, 1997
   -------------------------------
             (Kirk West)



   /s/       FRANK S. WYLE                 Director              March 28, 1997
   -------------------------------
            (Frank S. Wyle)

                               WYLE ELECTRONICS

                    INDEX TO EXHIBITS FILED WITH FORM 10-K

                     For the Year Ended December 31, 1996

Exhibits:
---------
10(q)         Form of Executive Officer Employment Agreement adopted March 6,
              1997 for Messrs. Ozorkiewcz, Adamczyk, Holland and Smith
10(w)         Wyle Electronics Executive Deferred Compensation Plan dated July
              1, 1996
10(z)         Retirement Plan for Outside Directors of Wyle Electronics, as
              amended, dated October 1, 1996
10(ac)        Incentive Compensation Plan for Corporate Officers of Wyle
              (excerpt from March 22, 1990 Board of Directors meeting minutes), as amended to date
10(ag)        Form of Restricted Stock Award Agreement (Relating to Deferral of
              1996 Incentive Compensation Award)
10(ai)        Second Amended and Restated Credit Agreement Dated as of December
              20, 1996, among Wyle Electronics, various Financial Institutions and Bank of America NT & SA, individually and as agent
10(aj)        Note Purchase and Private Shelf Agreement Dated as of April 26,
              1996 among Wyle Electronics and The Prudential Insurance Company of America along with Pruco Life Insurance Company
10(al)        First, Second and Third Amendments to the Limited Liability
              Company Agreement of Accord Contract Services LLC between Wyle
              Electronics and Marshall Industries
10(an)        Wyle Warrant Rescission Agreement dated February 28, 1997
10(ao)        Marshall Warrant Rescission Agreement dated February 28, 1997
11            Calculation of Income (Loss) Per Share
13            Financial Section of Annual Report to Shareholders for the year ended December 31, 1996.
21            Subsidiaries of the Company
23            Consent of Independent Public Accountants
27            Financial Data Schedule