Form 10-Q
period 1997-03-31
WYLE ELECTRONICS
filed 1997-05-14
CIK 108683

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                      OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from          to
                                     ----------   -----------

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

At April 30, 1997 registrant had 12,185,604 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                               WYLE ELECTRONICS
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In thousands, except per share amounts)

                                               Three Months
                                             Ended March 31,
                                          ---------------------
                                            1997         1996
                                          ---------    --------
Net sales                                 $322,140     $326,506
                                          --------     --------

Costs and expenses
 Cost of sales                             270,129      268,620
 Selling and administrative expenses        37,890       37,589
 Interest expense, net                       1,901        1,934
 Miscellaneous, net                           (499)        (101)
                                          --------     --------

                                           309,421      308,042
                                          --------     --------

Income before income taxes                  12,719       18,464
 Income taxes                                4,922        7,461
                                          --------     --------

Net income                                $  7,797     $ 11,003
                                          ========     ========


Net income per share                      $    .61     $    .86
                                          ========     ========

Average common and common
 equivalent shares                          12,853       12,841
                                          ========     ========

Dividends per share                       $    .08     $    .08
                                          ========     ========

                            See accompanying notes.

                                    1 of 7

                               WYLE ELECTRONICS
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                  (Unaudited)
ASSETS                                              3/31/97     12/31/96
------                                            -----------  ---------
Current assets
 Cash and cash equivalents                         $ 12,036    $  13,857
 Receivables (less allowances of $8,650 at
  3/31/97 and $8,487 at 12/31/96)                   196,124      174,530
 Inventories                                        256,478      216,544
 Prepaid expenses and deferred tax assets             9,325        8,563
                                                   --------    ---------
 Total current assets                               473,963      413,494
                                                   --------    ---------

Property, plant and equipment                        69,130       65,163
Less accumulated depreciation                        29,480       27,324
                                                   --------    ---------
                                                     39,650       37,839
                                                   --------    ---------

Goodwill, net of amortization                        28,049       28,236
                                                   --------    ---------

Other assets and deferred tax assets                 27,600       26,683
                                                   --------    ---------

 Total assets                                      $569,262    $ 506,252
                                                   ========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
 Current maturities of long-term debt              $    208    $     575
 Accounts payable                                   140,752       93,111
 Accrued expenses                                    46,232       39,465
                                                   --------    ---------
 Total current liabilities                          187,192      133,151
                                                   --------    ---------

Long-term debt, less current maturities             130,144      111,845
                                                   --------    ---------

Other liabilities                                    24,986       25,111
                                                   --------    ---------

Commitments and contingencies

Shareholders' equity
 Common stock                                        95,052       97,091
 Retained earnings                                  132,034      139,006
 Foreign currency translation adjustment               (146)          48
                                                   --------    ---------
                                                    226,940      236,145
                                                   --------    ---------

 Total liabilities and shareholders' equity        $569,262    $ 506,252
                                                   ========    =========

                            See accompanying notes.

                                    2 of 7

                               WYLE ELECTRONICS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                       Three Months
                                                                      Ended March 31,
                                                                     --------------------
                                                                      1997         1996
                                                                     --------    --------
OPERATING ACTIVITIES
 Net income                                                          $  7,797    $ 11,003
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        2,586       2,384
   Provision for losses on receivables                                    712         865
   Provision for deferred income taxes                                 (1,450)       (811)
 (Increase) decrease in receivables                                   (22,306)        381
 (Increase) decrease in inventories                                   (39,934)      5,972
 Decrease in prepaid expenses                                             165         403
 Increase in accounts payable                                          47,641       2,522
 Increase in accrued expenses                                           6,767      10,209
 Other, net                                                               293         285
                                                                     --------    --------
   Net cash provided by operating activities                            2,271      33,213
                                                                     --------    --------

FINANCING ACTIVITIES
 Additions to long-term debt                                           17,932       6,218
 Payments of long-term debt                                                 -        (209)
 Exercise of stock options                                              1,761          33
 Dividends on common stock                                             (1,012)     (1,004)
 Purchase of common stock                                             (17,851)          -
                                                                     --------    --------
   Net cash provided by financing activities                              830       5,038
                                                                     --------    --------

INVESTING ACTIVITIES
 Cash consideration paid for acquired business,
   net of $1,302 cash received                                              -     (29,553)
 Additions to property, plant and equipment                            (4,113)     (3,995)
 Additions to other non-current assets and liabilities, net              (616)     (2,535)
                                                                     --------    --------
   Net cash (used for) investing activities                            (4,729)    (36,083)
                                                                     --------    --------

Foreign currency translation adjustment                                  (193)        (22)
                                                                     --------    --------

Increase (decrease) in cash and cash equivalents                       (1,821)      2,146
Cash and cash equivalents at beginning of period                       13,857      15,694
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 12,036    $ 17,840
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid during the period for:
   Interest                                                          $    874    $  1,978
   Income taxes                                                           566       1,269

                            See accompanying notes.

                                    3 of 7

                               WYLE ELECTRONICS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 -- Basis of Presentation

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements have been prepared on the same basis as the consolidated financial statements for the year ended December 31, 1996. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries after eliminating all significant intercompany transactions and reflect all normal recurring adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods reported. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

The Company's fiscal quarters are on a 13-week basis. The first quarter of 1997 ended on March 30, 1997 (the Sunday nearest March 31, 1997). Last year's first quarter ended on March 31, 1996. For clarity of presentation, the Company uses calendar month-end dates for financial reporting purposes.

Note 2 - Income per Share

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 128 revises the computation for earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted by the Company for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of these standards to have a material effect on its results of operations or financial position.

                                    4 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Consolidated sales and net income for the first quarter ended March 31, 1997 were $322,140,000 and $7,797,000, respectively. In comparison to the same quarter in the prior year, sales declined by 1% while earnings were down by 29%. The decrease in revenues from the first three months of last year can be attributed mainly to a 16% reduction in semiconductor shipments, offset in part by a 40% increase in computer products sales primarily reflecting strong customer demand for computer systems and mass storage devices.

Semiconductor sales in the first quarter of 1997 were negatively impacted by a product line transition. In October of 1996, Advanced Micro Devices (AMD) and Philips Semiconductor both elected to conclude their distribution agreements with the Company. Sales of AMD and Philips products, which in total represented approximately 10% of the Company's consolidated sales for the quarter ended March 31, 1996, were not significant in the first quarter of 1997. In August of 1996, the Company entered into distribution agreements with National Semiconductor and Fairchild Semiconductor. While the Company continues to ramp up shipments of National and Fairchild products, sales from these two new lines in the first quarter of 1997 were well below sales generated by AMD and Philips during the first quarter of 1996. In addition, the first quarter of 1997 had two less shipping days compared to the first quarter a year ago.

The decline in net income for the first quarter, compared to the first three months of the prior year, can be attributed primarily to a reduction in the Company's aggregate gross margin percentage caused mainly by a change in sales mix towards selling a greater proportion of computer products, particularly mass storage devices, which tend to have lower margins. Also contributing to the lower earnings in the current year compared to last year was a slightly higher level of selling and administrative expenses as a percentage of sales reflecting in part an increase in the number of employees during this year's first quarter as the Company invests in additional sales, marketing, value-added and materials management personnel. Earnings for the first three months of 1997 benefited from a lower overall effective income tax rate compared to the prior year.

The Company's business is affected by the cyclical nature of the electronics industry and the effect of general economic and market conditions, industry market conditions caused by changes in the supply and demand for semiconductors and computer products, intense industry competition and other risks. There is hereby incorporated by reference the information appearing under the caption "Risk Factors" in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                                    5 of 7

Financial Condition
-------------------

The Company's working capital as of March 31, 1997 totaled $286,771,000 up $6,428,000 from December 31, 1996. The growth in working capital can be attributed mainly to higher inventory and receivable levels, offset partially by a rise in accounts payable. The current ratio at March 31, 1997 and December 31, 1996 was 2.5 and 3.1, respectively. The ratio of long-term debt to total capital (long-term debt plus equity) was 36% at March 31, 1997 and 32% at December 31, 1996. The rise in the ratio of long-term debt to total capital reflects primarily an increase in credit line borrowings along with a reduction in shareholders' equity due to the repurchase of the Company's common stock, offset partly by the addition of net income to shareholder's equity.

In October 1996, the Company's Board of Directors authorized a plan to purchase from time to time up to 1,000,000 shares of Wyle Electronics' common stock in the open market or through negotiated purchases, and revoked prior repurchase authorizations. Since inception of the new plan, the Company has purchased 622,700 shares of its common stock, of which 530,700 shares were acquired in the first quarter of 1997.

The Company's near-term cash requirements are expected to be financed through a combination of internally generated cash flow, bank borrowings and other sources of available capital.

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

            10. Fourth Amendment to the Limited Liability Company Agreement of Accord Contract Services LLC between Wyle Electronics and Marshall Industries

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



                                       WYLE ELECTRONICS



 Date: May 13, 1997                    By:  R. VAN NESS HOLLAND, JR.
                                            --------------------------
                                            R. Van Ness Holland, Jr.
                                            Executive Vice President-
                                            Finance and Treasurer,
                                            Chief Financial Officer

                                    7 of 7

                               WYLE ELECTRONICS

                    INDEX TO EXHIBITS FILED WITH FORM 10-Q

                     For the Quarter Ended March 31, 1997


Exhibits:
--------

10. Fourth Amendment to the Limited Liability Company Agreement of Accord Contract Services LLC between Wyle Electronics and Marshall Industries

11.        Calculation of Income Per Share

27.        Financial Data Schedule